Form 10-Q
period 1996-09-30
SELKIRK COGEN FUNDING CORP
filed 1996-11-14
CIK 929518

CONFORMED COPY WITH EXHIBIT
                                                 ----------------------------
-----------------------------------------------------------------------------



                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549

                                  FORM 10-Q

            [X]		QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                      OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the quarterly period ended September 30, 1996
                                     OR
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

    As of November 1, 1996 there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value, outstanding.



-----------------------------------------------------------------------------

          This  document  consists  of 21 pages of which this page is page 1.

                              TABLE OF CONTENTS




										                                                       Page
						                												                               ----
                       PART I.  FINANCIAL INFORMATION


Item 1.	Financial Statements (unaudited)

		Condensed Consolidated Balance Sheets as of September 30, 1996
		and December 31, 1995.........................................	   3

		Condensed Consolidated Statements of Operations for
		the three months and nine months ended September 30, 1996
		and September 30, 1995........................................	   4

		Condensed Consolidated Statements of Cash Flows for
		the three months and nine months ended September 30, 1996
		and September 30, 1995........................................	   5

		Notes to Condensed Consolidated Financial Statements..........	   6

Item 2.	Management's Discussion and Analysis of Financial Condition
		and Results of Operations

		Results of Operations.........................................	   8


		Liquidity and Capital Resources...............................	  10


                         PART II.  OTHER INFORMATION


Item 6.		Exhibits and Reports on Form 8-K........................      15

SIGNATURES..........................................................	  16

                        SELKIRK COGEN PARTNERS, L.P.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (in thousands)
                                 (unaudited)
                       				     	      September 30,  December 31,
						                              1996		     1995
						                           ----------	 -----------
ASSETS
------
Current assets:
  Cash............................................ $    1,546     $    2,672
  Restricted funds................................	   22,025         10,010
  Accounts receivable.............................     14,422         17,317
  Due from affiliates.............................         14             17
  Fuel inventory and supplies.....................	    4,190          3,573
  Other current assets............................	      195	       1,012
  				                   					---------	   ---------
    	Total current assets......................     42,392         34,601

  Plant and equipment, net........................    337,395        346,285
  Long-term restricted funds......................     20,446         20,906
  Deferred financing charges, net.................     13,408         14,288
                                     				---------	   ---------

				Total Assets		               $  413,641     $  416,080
   			                                    	---------	   ---------
   			                                       	---------	   ---------
LIABILITIES AND PARTNERS' CAPITAL
---------------------------------
Current liabilities:
  Accounts payable................................ $      143 	  $      372
  Accrued bond interest payable...................	    9,043            385
  Accrued expenses................................     11,581         12,863
  Due to affiliates...............................      1,046	         262
  Advances from customer..........................         17 	         153
  Current portion of long-term bonds..............      1,357 	         580
	  					                        	---------	   ---------
	    Total current liabilities................. 	   23,187         14,615

  Other long-term liabilities.....................	   11,690          8,515
  Long-term bonds, less current portion........... 	  390,359        391,420

  General partners' capital.......................	     (92) 		      43
  Limited partners' capital.......................	 (11,503)          1,487
	   											    ---------	   ---------
	    Total partners' capital...................   (11,595)          1,530
											       	---------	   ---------

				Total Liabilities and
					 Partners' Capital             $  413,641     $  416,080
												    --------- 	   ---------
												    ---------	   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (in thousands)
                                 (unaudited)



         				             For the                  For the
                                Three Months Ended	     Nine Months Ended
                              ---------------------	    --------------------

                          September30, September30, September30, September30,
                 		        1996         1995		  1996       1995
               	              ---------   ---------	   ---------   ---------
Operating revenues:

 Electric and steam.........  $  36,128   $  34,316    $ 109,837   $ 106,850
 Gas resale.................      5,011       3,033		  19,816       9,066
						      ---------   ---------	   ---------   ---------
    Total operating
      revenues..............	 41,139      37,349 	 129,653	 115,916
Cost of revenue.............     29,570      27,723		  89,236	  85,879
							  ---------   ---------	   ---------   ---------
Gross Profit................     11,569       9,626 	  40,417	  30,037

Other operating expenses:
 Administrative services -
   affiliates...............	    656         526        1,836       1,861
 Other general and
   administrative expenses..	    694 		782        2,520       2,642
 Amortization of deferred
   financing charges........	    293         309 		 880         929
							  ---------   ---------	   ---------   ---------
	Total other operating
	  expenses..............      1,643       1,617 	   5,236	   5,432
							  ---------   ---------	   ---------   ---------

Operating income............      9,926       8,009 	  35,181      24,605

Net interest expense........      8,210       8,002       24,699      24,243
							  ---------   ---------	   ---------   ---------
Net income (loss)...........  $   1,716   $       7	   $  10,482   $     362
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------


Allocated to:
  General partners..........  $      17	  $    ---    $     105   $      28
  Limited partners..........	  1,699  	     7  	 10,377	        334
                              ---------   ---------	   ---------   ---------
	Total...................  $   1,716   $      7    $  10,482   $     362
                              ---------   ---------	   ---------   ---------
       						  ---------   ---------	   ---------   ---------

See Notes to Condensed Consolidated Financial Statements.

                        SELKIRK COGEN PARTNERS, L.P.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (in thousands)
                                 (unaudited)


                                     For the                  For the
                                Three Months Ended	     Nine Months Ended
                              ---------------------	    --------------------

                          September30, September30, September30, September30,
                 		        1996         1995		  1996       1995
               	              ---------   ---------	   ---------   ---------

Net cash provided by
 operating activities.......  $  16,506   $  11,154	   $  35,058   $  16,171

Cash flows provided by
 (used in) investing
  activities:
   Plant and equipment
    additions...............       (99)	    (1,182)	       (602)	 (3,376)
   Plant and equipment
    additions - affiliates..	    ---	        (9)		     ---	   (132)
   Restricted funds.........   (16,218)		  6,116		(11,555)	  12,450
							  ---------   ---------	   ---------   ---------

	Net cash provided by
	 (used in) investing
	  activities............   (16,317)	      4,925	    (12,157)       8,942

Cash flows provided by
 (used in) financing
  activities:
   Cash distributions.......        ---    (16,293)     (23,607)	(21,012)
   Payments of principal on
    long-term debt..........        ---		    ---	       (284)	     ---
   Payments for cost of
    financing...............	    ---   		---			 ---	   (185)
   Advances from a
    customer................	    ---         ---	       (136)	 (5,299)
                              ---------   ---------	   ---------   ---------
    Net cash used in
      financing activities..        ---	   (16,293)	    (24,027)    (26,496)

Net increase (decrease)

 in cash....................        189	      (214)      (1,126)     (1,383)
Cash at beginning
 of period..................      1,357 	  2,567		   2,672	   3,736
							  ---------   ---------	   ---------   ---------
Cash at end of period.......  $   1,546   $   2,353    $   1,546   $   2,353
                              ---------   ---------	   ---------   ---------
          					  ---------   ---------	   ---------   ---------

Supplemental disclosures of
 cash flow information:

  Cash paid for interest....  $     ---   $     103    $  17,620   $  17,831
							  ---------   ---------	   ---------   ---------
                              ---------   ---------	   ---------   ---------

  Items not affecting cash:
   Preferred distribution
    payable - in arrears.... $      ---   $ (1,800)    $     ---   $     ---
							  ---------   ---------	   ---------   ---------
                              ---------   ---------	   ---------   ---------
												                                        	---------	   ---------

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

ITEM 2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF FINANCIAL
		 ----------------------------------------------------
	     CONDITION AND RESULTS OF OPERATIONS
		 -----------------------------------

Results of Operations

Three and Nine Months Ended September 30, 1996 Compared to the Three and Nine Months Ended September 30, 1995:

Net income for the quarter ended September 30, 1996, was approximately $1.7 million as compared to $7.0 thousand for the corresponding period in the prior year. Net income for the nine months ended September 30, 1996, was approximately $10.5 million as compared to $0.4 million for the corresponding period in the prior year. The increase in net income for the quarter and nine months ended September 30, 1996 is primarily due to increased revenues and margins generated from gas resales and to a lesser extent electric revenues from Consolidated Edison Company of New York, Inc. ("Con Edison") when compared to the corresponding periods in the prior year.

Total revenues for the quarter and nine months ended September 30, 1996, were approximately $41.1 million and $129.7 million as compared to $37.3 million and $115.9 million for the corresponding periods in the prior year, respectively.

Electric Revenues (dollars and kWh's in millions):
--------------------------------------------------

    			                      For the Three Months Ended
                           September 30, 1996          September 30, 1995
	                    ------------------------	------------------------
	                    Dollars	 kWh's	Dispatch	Dollars	 kWh's	Dispatch
                     	-------	 -----	--------	-------	 -----	--------
Niagara Mohawk	          6.9	  59.4   47.83%	      7.0     79.1	 49.10%
Con Edison	             29.0	 416.6	 88.63%	     27.0	 429.6	 85.30%


      			                      For the Nine Months Ended
                            September 30, 1996        September 30, 1995
                        ------------------------	----------------------
		                Dollars	 kWh's	Dispatch	Dollars	 kWh's	Dispatch
					    -------  -----	--------	-------	 -----	--------
Niagara Mohawk	         20.8	 180.0	 44.74%	     20.9    229.0	 47.20%
Con Edison	             87.1  1,216.0	 88.79%	     84.1  1,469.1	 90.30%


Revenues from Niagara Mohawk Power Corporation ("Niagara Mohawk") were comparable for the quarter and nine months ended September 30, 1996 when compared to the corresponding periods in the prior year, respectively. Decreased production partially offset by higher energy prices was the primary factor causing the revenues to remain comparable during the quarter and nine months ended September 30, 1996 as compared to the corresponding periods in the prior year. During the quarter ended September 30, 1996 energy delivered to Niagara Mohawk was sold entirely at full contract rates, whereas for the quarter ended September 30, 1995, the Partnership entered into special dispatch arrangements with Niagara Mohawk which called for the pricing of delivered energy at variable rates less than full contract rates. During the nine months ended September 30, 1996, Niagara Mohawk dispatched Unit 1 on-line, at full contract rates for January, the majority of February, April, May, June, July, August and September and off-line for the entire month of March. Energy delivered to Niagara Mohawk during the nine months ended September 30, 1996, was sold primarily at full contract rates and the Partnership entered into few special dispatch arrangements, whereas during the nine months ended September 30, 1995, the Partnership frequently entered into special dispatch arrangements with Niagara Mohawk, at times when the Unit would have otherwise been dispatched off line, which called for the pricing of delivered energy at variable rates less than full contract rates.

Revenues from Con Edison increased $2.0 million and $3.0 million for the quarter and nine months ended September 30, 1996, when compared to the corresponding periods in the prior year, respectively. Higher contract energy rates, resulting from higher index fuel prices, was the contributing factor to the increase in revenues during the quarter ended September 30, 1996 as compared to the corresponding period in the prior year. Higher contract energy rates resulting from higher index fuel prices partially offset by decreased production, was the primary factor contributing to the increase in revenues during the nine months ended September 30, 1996. During the nine months ended September 30, 1996, energy delivered to Con Edison was sold entirely at full contract rates, whereas for the majority of January 1995 and for a few days in February and April 1995, the Partnership entered into special dispatch arrangements with Con Edison, at times when the Unit would have otherwise been dispatched off line. These special dispatch arrangements called for the pricing of delivered energy at variable rates less than full contract rates.

Steam revenues for the quarter ended September 30, 1996, were approximately $0.2 million on 357.164 million pounds of steam delivered as compared to approximately $0.3 million on 373.747 million pounds of steam delivered for the corresponding period in the prior year. Steam revenues for the nine months ended September 30, 1996, were approximately $1.9 million on 1.378 billion pounds of steam delivered as compared to approximately $1.8 million on 1.373 billion pounds delivered for the corresponding period in the prior year. The decrease in steam revenues during the quarter ended September 30, 1996 was primarily due to lower steam demand. Higher index fuel pricing and colder than normal winter months were the primary factors contributing to the increase in steam revenues for the nine months ended September 30, 1996 as compared to the corresponding period in the prior year. Additionally, steam revenues for the nine months ended September 30, 1996 include an annual true-up of $0.2 million in favor of the steam host.

Gas resale revenues for the quarter ended September 30, 1996, were approximately $5.0 million on sales of approximately 2.2 million MMBtu's as compared to $3.0 million on sales of approximately 1.8 million MMBtu's for the corresponding period in the prior year. Gas resale revenues for the nine months ended September 30, 1996, were approximately $19.8 million on sales of approximately 6.4 million MMBtu's as compared to $9.1 million on sales of approximately 5.1 million MMBtu's for the corresponding period in the prior year. The $2.0 million increase in gas resale revenues during the quarter ended September 30, 1996 as compared to the corresponding period in the prior year is primarily due to an increase in average natural gas resale prices and a reduction in Unit 1 production which resulted in greater volumes of natural gas becoming available for resale. An increase in the average natural gas resale price and a reduction in the production of Units 1 and 2 were the factors contributing to the $10.8 million increase in gas resale revenues for the nine months ended September 30, 1996 as compared to the corresponding period in the prior year. The increase in average natural gas resale prices generally resulted from the colder than normal temperatures this past winter which caused an increase in demand for natural gas and resulted in lower than normal gas storage levels. In preparation for the upcoming winter, companies have been purchasing higher volumes of natural gas to accumulate storage reserves.

Cost of revenues for the quarter and nine months ended September 30, 1996 were approximately $29.6 million on purchases of 7.1 million MMBtu's and $89.2 million on purchases of 21.3 million MMBtu's as compared to $27.7 million on purchases of 7.3 million MMBtu's and $85.9 million on purchases of
22.6 million MMBtu's for the corresponding periods in the prior year, respectively. The largest component of the increase in cost of revenues were fuel purchases which increased $1.4 million and $2.6 million for the quarter and nine months ended September 30, 1996 as compared to the corresponding periods in the prior year, respectively. This increase in the cost of fuel is primarily due to the fuel escalation clauses contained in the firm fuel supply contracts.

Total other operating expenses for the quarter and nine months ended September 30, 1996, of approximately $1.6 million and $5.2 million respectively, were comparable to the corresponding periods in the prior year.

Net interest expense for the quarter and nine months ended September 30, 1996, of approximately $8.2 million and $24.7 million respectively, were comparable to the corresponding periods in the prior year.


Liquidity and Capital Resources

Net cash flows provided by operating activities increased from approximately $11.2 million for the quarter ended September 30, 1995 to $16.5 million for the quarter ended September 30, 1996. Net cash flows provided by operating activities increased from approximately $16.2 million for the nine months ended September 30, 1995 to $35.1 million for the nine months ended September 30, 1996. The increases in net cash flows provided by operating activities were primarily due to the $1.7 million and $10.1 million increases in net income from operations during the quarter and nine months ended September 30, 1996, respectively. The remainder of the increases in net cash flows provided by operating activities during the quarter and nine months ended September 30, 1996 were due to normally recurring cash receipts and disbursements within the Partnership's operating asset and liability accounts.
                                     10

Net cash flows used in investing activities for the quarter ended September 30, 1996 were approximately $16.3 million as compared to net cash flows provided by investing activities of $4.9 million for the quarter ended September 30, 1995. Net cash flows used in investing activities for the nine months ended September 30, 1996 were approximately $12.2 million as compared to net cash flows provided by investing activities of $8.9 million for the nine months ended September 30, 1995. Net cash flows used in investing activities primarily represent monies deposited into Funds pursuant the Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent (the "Funds"). Net cash flows provided by investing activities primarily represent monies withdrawn from the Funds. Monies deposited into the Funds for the quarter ended September 30, 1996 primarily represent monies set aside for interest and principal payments to Bondholders scheduled for December 26, 1996. Monies withdrawn from the Funds for the quarter ended September 30, 1995 primarily represent a distribution to the Partners. Monies deposited into the Funds for the nine months ended
September 30, 1996 primarily represent monies set aside for interest and principal payments to Bondholders on December 26, 1996 offset by distributions to the Partners. Monies withdrawn from the Funds for the nine months ended September 30, 1995 primarily represent a one-time payment to GE Plastics and distributions to the Partners.

Net cash flows used in financing activities for the quarter ended September 30, 1995 consists of approximately $16.3 million in cash distributions to the Partners. Net cash flows used in financing activities decreased from approximately $26.5 million for the nine months ended September 30, 1995 to $24.0 million for the nine months ended September 30, 1996. The decrease in cash flows used in financing activities is primarily due to a $2.6 million increase in cash distributions during the nine months ended September 30, 1996 offset by an approximate $5.3 million one-time payment to GE Plastics during the nine months ended September 30, 1995.

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


Niagara Mohawk PowerChoice Proposal

On October 6, 1995, Niagara Mohawk filed its "PowerChoice" proposal with the New York State Public Service Commission ("NYPSC"). On October 12, 1995, Niagara Mohawk filed a Report on Form 8-K with the Securities and Exchange Commission explaining the PowerChoice proposal (the "October 12 Statement"). In the October 12 Statement, Niagara Mohawk describes a number of related proposals to restructure the utility's business, including the reorganization of its assets and the renegotiation of its contracts with generators which, like the Partnership, are not regulated as utilities ("non-utility generators"). Niagara Mohawk has proposed that, if it cannot renegotiate its contracts with non-utility generators, it would take possession of such independent power projects through the power of eminent domain and subsequently sell such projects. In the October 12 Statement, Niagara Mohawk states that it has not ruled out the ultimate possibility of a filing for restructuring under Chapter 11 of the U.S. Bankruptcy Co de, should it not achieve its objectives under PowerChoice and other measures fail as well. The Partnership notes, however, Niagara Mohawk reported positive earnings during the fourth quarter of 1995 and is seeking electric rate increases for 1996 and 1997 in a filing with the NYPSC. In January 1996, it was reported that Niagara Mohawk's board of directors elected to eliminate its quarterly cash dividend on its common stock. Niagara Mohawk last paid a quarterly dividend on November 30, 1995. In April 1996, it was reported that Moody's Investors Service ("Moody's") downgraded the long-term credit ratings of Niagara Mohawk. Moody's reported that their action was based on the limited progress made in achieving the goals identified in Niagara Mohawk's PowerChoice proposal, among other financial concerns, which may ultimately lead to a voluntary bankruptcy filing. Moody's also reported that they gave Niagara Mohawk a "negative outlook" because of the level of uncertainty and potential volatility of the situatio n. In May 1996, it was reported that the NYPSC rejected Niagara Mohawk's filing request for an electric rate increase for 1996. The NYPSC is scheduled to consider in early 1997 an electric rate increase request filed by Niagara Mohawk for 1997. In addition, it was reported that Niagara Mohawk had a loss during the third quarter ended and September 30, 1996 and positive earnings during the nine months ended September 30, 1996. The Partnership expresses no opinion with respect to the likelihood that all or any part of Niagara Mohawk's
PowerChoice proposal (including its features relating to non-utility generators) will eventually be adopted, in any form, by any or all of the parties involved, nor does the Partnership express an opinion with respect to the viability of Niagara Mohawk's proposed alternatives.

In furtherance of Niagara Mohawk's PowerChoice proposal, Niagara Mohawk announced on August 1, 1996 its offer to buyout 44 independent power contracts in a proposed transaction in which a combination of cash and securities of a newly structured Niagara Mohawk would be paid in exchange for cancellation of these contracts. On August 1, 1996, the Partnership received a generic proposal from Niagara Mohawk with respect to the inclusion of the Niagara Mohawk Power Purchase Agreement in this buyout offer. The Partnership is currently evaluating the proposal, which has been conditioned by Niagara Mohawk on a number of factors, the satisfaction of which is uncertain. In response to Niagara Mohawk's proposal, advisors to each of Niagara Mohawk and the independent power producers subject to the proposal have met, but no agreements have been reached in these meetings. Any settlement discussions with respect to the proposal will be governed by strict confidentiality requirements imposed by Niagara Mohawk and management expects that the substantive details of the buyout proposal would be subject to negotiation and modification. Accordingly, due to the preliminary nature and uncertainties of any such buyout discussions, the Partnership believes that it would not be meaningful to comment on any details of the proposal.

As a result of Niagara Mohawk's PowerChoice proposal, Standard & Poor's and Moody's have given the Bonds a "negative outlook". According to such rating agencies, these actions were motivated, in part, by the uncertainties surrounding the effects of the PowerChoice proposal on the Partnership, as well as by questions concerning the future financial stability of Niagara Mohawk.

For the quarter and nine months ended September 30, 1996 electric sales to Niagara Mohawk accounted for approximately 16.8% and 16.0%, respectively, of total project revenues. The contract with Niagara Mohawk includes provisions which permit Niagara Mohawk to dispatch the Facility on the basis of economic, as well as operational considerations. The Partnership continues to believe that it has a valid and binding contract with Niagara Mohawk. The Partnership cannot yet determine, however, what effect, if any, Niagara Mohawk's activities regarding its PowerChoice proposal will have on the Partnership, its business or net operating revenues.

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

                         PART II.		OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
		 --------------------------------
(A)	Exhibits

	Exhibit No.	Description				                      Page No.
	----------  -----------                                   -------

	  10.1		Third Amendment to Power Purchase	     		17
				Agreement, dated as of September 13, 1996, between Selkirk Cogen Partners, L.P.
				(the "Partnership") and Consolidated Edison
				Company of New York, Inc. ("Con Edison") which allows the Partnership to sell capacity and energy of the Plant in excess of the maximum 265 megawatts Dependable
				Maximum Net Capability committed to Con
				Edison, subject to the right of first
				refusal in favor of Con Edison.


		27		Financial Data Schedule
				(For electronic filing purposes only)



(B)	Reports on Form 8-K

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



                                 	    SELKIRK COGEN FUNDING
						                   CORPORATION

Date: November 13, 1996	                 /s/    JOHN R. COOPER
                                        --------------------------
 	                                     Name:  John R. Cooper
                                         Title:	Senior Vice President and
		                                        and Chief Financial Officer