Form 10-Q
period 2001-03-31
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2001-05-15
CIK 929518, 929540

======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

Commission File Number 33-83618

SELKIRK COGEN PARTNERS, L.P.
(Exact name of Registrant (Guarantor) as specified in its charter)

                Delaware                                  51-0324332
   (State or other jurisdiction of                       (IRS Employer
    incorporation or organization)                     Identification No.)

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

(617) 788-3000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OR 12 (g) OF THE ACT:
None

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes X  No  ___

              As of May 14, 2001, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

===================================================================================================

TABLE OF CONTENTS

                                                                    Page

                      PART I. FINANCIAL INFORMATION

Item 1.      Financial Statements (unaudited)

             Consolidated Balance Sheets as of March 31, 2001
             and December 31, 2000.............................      1

             Consolidated Statements of Operations for the three
             months ended March 31, 2001 and 2000..............      2

             Consolidated Statements of Cash Flows for the three
             months ended March 31, 2001 and 2000..............      3

             Notes to Consolidated Financial Statements........      4

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations

             Results of Operations.............................      7

             Liquidity and Capital Resources...................     10

Item 3.      Quantitative and Qualitative Disclosures About
             Market Risk ......................................     12

                        PART II. OTHER INFORMATION

Item 6.      Exhibits and Reports on Form 8-K..................     13

SIGNATURES.....................................................     14

                                       i

                          SELKIRK COGEN PARTNERS, L.P.
                          CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

                                                                  (unaudited)
                                                                   March 31,         December 31,
                                                                     2001                2000
                                                                 --------------     ---------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                    $       1,697           $   3,187
    Restricted funds                                                    24,728               2,988
    Accounts receivable, net of allowance of $196 and $174              19,061              20,097
    Due from affiliates                                                  2,307               3,882
    Fuel inventory and supplies                                          6,866               6,693
    Other current assets                                                   345                 436
                                                                 --------------     ---------------
               Total current assets                                     55,004              37,283
                                                                 --------------     ---------------

PLANT AND EQUIPMENT:
    Plant and equipment, at cost                                       372,709             372,443
    Less: Accumulated depreciation                                      90,233              87,119
                                                                 --------------     ---------------
    Plant and equipment, net                                           282,476             285,324
                                                                 --------------     ---------------
LONG-TERM RESTRICTED FUNDS                                              28,657              27,833

DEFERRED FINANCING CHARGES, net of accumulated amortization
of $8,069 and $7,789, respectively                                       8,222               8,502
                                                                 --------------     ---------------
TOTAL ASSETS                                                        $  374,359          $  358,942
                                                                 ==============     ===============

LIABILITIES AND PARTNERS' DEFICITS

CURRENT LIABILITIES:
    Accounts payable                                                  $    137            $     49
    Accrued bond interest payable                                        8,639                 368
    Accrued expenses                                                    18,567              21,156
    Due to affiliates                                                      663                 635
    Current portion of long-term bonds                                  11,062              11,062
    Current portion of liability for foreign exchange
    contacts                                                             3,301                 ---
                                                                 --------------     ---------------
               Total current liabilities                                42,369              33,270

LONG-TERM LIABILITIES:
    Deferred revenue                                                     5,127               5,304
    Other long-term liabilities                                          6,430               7,250
    Long-term bonds -  net of current portion                          362,764             362,764
    Liability for foreign exchange contracts - net of
    current portion                                                      6,741                 ---
                                                                 --------------     ---------------
               Total liabilities                                       423,431             408,588
                                                                 --------------     ---------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICITS:
    General partners' deficits                                           (378)               (485)
    Limited partners' deficits                                        (38,652)            (49,161)
    Accumulated other comprehensive income                            (10,042)                 ---
                                                                 --------------     ---------------
               Total partners' deficits                               (49,072)            (49,646)
                                                                 --------------     ---------------
TOTAL LIABILITIES AND PARTNERS' DEFICITS                            $  374,359          $  358,942
                                                                 ==============     ===============
See notes to consolidated financial statements.

                                   SELKIRK COGEN PARTNERS, L.P.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (in Thousands)
                                           (unaudited)

                                                                    For the Three Months Ended
                                                                 ----------------------------------

                                                                     March 31,           March 31,
                                                                       2001                2000
                                                                 --------------     ---------------
OPERATING REVENUES:
     Electric and steam                                             $   61,584          $   48,081
     Fuel revenues                                                       4,889              12,504
                                                                 --------------     ---------------
                 Total operating revenues                               66,473              60,585
                                                                 --------------     ---------------

COST OF REVENUES:
     Fuel and transmission costs                                        40,454              34,278
     Other operating and maintenance                                     3,340               3,378
     Depreciation                                                        3,114               3,109
                                                                 --------------     ---------------
                 Total cost of revenues                                 46,908              40,765
                                                                 --------------     ---------------
GROSS PROFIT                                                            19,565              19,820
                                                                 --------------     ---------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                                   431                 687
     Other general and administrative                                      605                 374
     Amortization of deferred financing charges                            280                 285
                                                                 --------------     ---------------
                 Total other operating expenses                          1,316               1,346
                                                                 --------------     ---------------

OPERATING INCOME                                                        18,249              18,474
                                                                 --------------     ---------------

INTEREST (INCOME) EXPENSE:
     Interest income                                                     (638)               (628)
     Interest expense                                                    8,271               8,429
                                                                 --------------     ---------------
                 Total interest expense, net                             7,633               7,801
                                                                 --------------     ---------------

Income before cumulative effect of a change
     in accounting principle                                            10,616              10,673

Cumulative effect of a change in
     accounting principle                                                  ---               7,866
                                                                 --------------     ---------------
NET INCOME                                                        $     10,616       $      18,539
                                                                 ==============     ===============

NET INCOME ALLOCATION:
     General partners                                             $        106       $         186
     Limited partners                                                   10,510              18,353
                                                                 --------------     ---------------
     TOTAL                                                        $     10,616       $      18,539
                                                                 ==============     ===============

See notes to consolidated financial statements.

                                  SELKIRK COGEN PARTNERS, L.P.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (in Thousands)

                                                                      For the Three Months Ended
                                                                      --------------------------

                                                                      March 31,        March 31,
                                                                        2001             2000
                                                                      --------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                       $  10,616        $  18,539
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Cumulative effect of a change in accounting principle              ---           (7,866)
       Depreciation and amortization                                     3,394            3,394
       Increase (decrease) in cash resulting from a change in:
          Restricted funds                                             (2,461)            (799)
          Accounts receivable                                            1,036           (5,285)
          Due from affiliates                                            1,575             (122)
          Fuel inventory and supplies                                    (173)               154
          Other current assets                                              91              (58)
          Accounts payable                                                  88           (1,949)
          Accrued bond interest payable                                  8,271             8,428
          Accrued expenses                                             (2,589)             2,585
          Due to affiliates                                                 28               413
          Deferred revenue                                               (177)             (176)
          Other long-term liabilities                                    (820)               730
                                                                  -------------   ---------------
               Net cash provided by operating activities                18,879            17,988
                                                                  -------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Plant and equipment additions                                        (266)             (375)
                                                                  -------------   ---------------
               Net cash used in investing activities                     (266)             (375)
                                                                  -------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted funds                                                  (20,103)          (18,151)
                                                                  -------------   ---------------
               Net cash used in financing activities                  (20,103)          (18,151)
                                                                  -------------   ---------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                   (1,490)             (538)
                                                                  -------------   ---------------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                    3,187             1,732
                                                                  -------------   ---------------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                   $      1,697    $        1,194
                                                                  =============   ===============

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.    Basis of Presentation

The accompanying unaudited consolidated financial statements include Selkirk Cogen Partners, L.P. and its wholly-owned subsidiary, Selkirk Cogen Funding Corporation, (collectively the “Partnership”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the Consolidated Statement of Operations for the three months ended March 31, 2000 to conform with the current period’s basis of presentation. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s December 31, 2000 Annual Report on Form 10-K.

Note 2.   Adoption of New Accounting Pronouncement

The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001. This standard requires the Partnership to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Under the standard there are three types of hedges: fair value hedges, cash flow hedges, and foreign currency hedges. A fair value hedge is a hedge of the exposure to changes in the fair value of a recognized asset or liability or of an unrecognized firm commitment, that is attributable to its fixed terms. If the derivative qualifies and is designated as a fair value hedge, the accounting treatment dictates that the changes in the fair value of the hedging instrument will be offset against the changes in fair value of the hedged assets, liabilities, or firm commitments attributable to the hedged risk and reflected in the consolidated statement of operations in the current period. A cash flow hedge is a hedge of the exposure to variability in the cash flows associated with a recognized asset or liability, or a forecasted transaction that is attributable to changes in variable rates or prices. If the derivative qualifies and is designated as a cash flow hedge, the accounting treatment dictates that the effective portions of the changes in the fair value of that derivative will be recognized in other comprehensive income, a separate component of partners’ equity during the hedge period, and will subsequently be recognized in the consolidated statement of operations when the hedged item affects earnings.

The Partnership has foreign exchange swaps accounted for as cash flow hedges that are used to economically hedge foreign currency risk associated with future purchases denominated in foreign currencies. Hedge effectiveness is measured at least quarterly. Any ineffectiveness is recognized in the income statement in the period that the ineffectiveness occurs. If a derivative instrument that has qualified for hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination remains in other comprehensive income until the hedged item impacts earnings. The Partnership has certain derivative commodity contracts with optionality that result in the physical delivery of commodities used in the normal course of business. At this time, these derivatives are exempt from the requirements of SFAS No. 133 under the normal purchases and sales exception, and thus are not reflected on the balance sheet at fair value. The Derivative Implementation Group (DIG) of the Financial Accounting Standards Board has recently defined normal purchase and sales to exclude certain commodity contracts that were previously exempt under the normal purchases and sales provisions of SFAS No. 133. The Partnership is currently evaluating the impact of the recent implementation guidance, which would be accounted for on a prospective basis, and in accordance with the guidance from the DIG; the Partnership will implement the approved guidance as of July 1, 2001.

The transition adjustment to implement this new standard was a negative adjustment of approximately $9.0 million to other comprehensive income, a component of partners’ equity and had no affect on net income on January 1, 2001. The ongoing effects will depend on the future market conditions and hedging activities at the Partnership.

Below is a table summarizing the quantitative information associated with the cash flow hedges associated with foreign currency contracts for the three months ended March 31, 2001.

     (in thousands)
     Net gain (loss) recognized in earnings                            --
     Amount of the hedge's ineffectiveness                             --
     Component of the derivative instrument's gain or loss
         excluded from assessment of hedge's ineffectiveness           --
     Net loss to be reclassified into earnings within 12 months    $(3,301)
     Net gain (loss) reclassified into earnings
         because the original transaction will not occur               --

The schedule below summarizes the activities affecting accumulated other comprehensive income from derivative instruments for the three months ended March 31, 2001.

   (in thousands)
    Beginning accumulated derivative loss
     from SFAS133 transition adjustments at January 1, 2001             $(8,968)
     Net change of current period hedging transactions gain (loss)       (1,828)
     Net reclassification to earnings                                       754
                                                                   -------------
     Ending accumulated other comprehensive income(loss)              $ (10,042)
                                                                      ==========

Note 3.   Bankruptcy of Affiliated Company

JMC Selkirk, Inc. is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk, Inc. is held by an indirect subsidiary of the PG&E National Energy Group, Inc.("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation, the parent company of Pacific Gas and Electric Company (the "Utility").

On April 6, 2001, the Utility filed a voluntary petition for relief under the provision of Chapter 11 of the U.S. Bankruptcy Code in the U.S. Bankruptcy Court. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor in possession while being subject to the jurisdiction of the Bankruptcy Court. Management believes that the NEG and its direct and indirect subsidiaries, as described above, would not be substantively consolidated with PG&E Corporation or the Utility in any insolvency or bankruptcy proceeding.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Adoption of New Accounting Pronouncement

The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of SFAS No. 133.

Results of Operations

Three Months Ended March 31, 2001 Compared to the Three Months Ended March 31, 2000

Net income for the quarter ended March 31, 2001 was approximately $10.6 million as compared to approximately $18.5 million in the prior year. The $7.9 million decrease in net income is primarily due to the Partnership recording income in the prior year of approximately $7.9 million, reflecting the cumulative effect of a change in accounting principle.

Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls has been accounted for as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls.

Total operating revenues for the quarter ended March 31, 2001 were approximately $66.5 million as compared to approximately $60.6 million for the corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):

                                       For the Three Months Ended
                       March 31, 2001                              March 31, 2000
            ------------------------------------     ----------------------------------------
            Dollars   kWh's   Capacity  Dispatch     Dollars    kWh's     Capacity   Dispatch
            -------   -----   --------  --------     -------    ------    --------   --------
Unit 1     17.9      103.0    59.70%     60.60%         12.5     151.5     89.27%     95.24%
Unit 2     43.0      518.7    90.61%     95.19%         34.4     472.2     81.58%     94.96%

Unit 1 revenues increased approximately $5.4 million for the quarter ended March 31, 2001 as compared to the corresponding period in the prior year. During the quarter ended March 31, 2001, revenues from Niagara Mohawk Power Corporation (“Niagara Mohawk”), PG&E Energy Trading - Power, L.P. (“PG&E Energy Trading”) and the New York Independent System Operator (“ISO”) were approximately $12.4 million, $3.3 million and $2.2 million, respectively as compared to approximately $11.3 million, $1.2 million and $0.0 million, respectively, for the corresponding period in the prior year. The increase in Unit 1 revenues for the quarter ended March 31, 2001 was primarily due to increases in Monthly Contract Payments and market energy prices, partially offset by a decrease in volume of delivered energy. During the quarters ended March 31, 2001 and 2000, the Partnership received Monthly

Contract Payments from Niagara Mohawk. Effective with the termination of Transitional Rights on October 31, 2000, Niagara Mohawk is no longer obligated to purchase energy up to the monthly contract quantity (“Contract Energy”) or capacity associated with Contract Energy (“Contract Capacity”) from the Partnership. During the quarter ended March 31, 2001, the Partnership did not deliver any Contract Energy to Niagara Mohawk. During the month of January 2001, the Partnership sold all of the energy produced by Unit 1 to PG&E Energy Trading; during the month of February 2001, all of the energy produced by Unit 1 was sold to the ISO; and during the month of March 2001, no sales of energy were made from Unit 1. During the quarter ended March 31, 2000, the Partnership delivered Contract Energy to Niagara Mohawk. During the months of January and March 2000, the Partnership sold the energy produced by Unit 1 in excess of the Contract Energy (“Unit 1 Excess Energy”) to both Niagara Mohawk and PG&E Energy Trading; and during the month of February 2000 all of the Unit 1 Excess Energy was sold to Niagara Mohawk. During the quarter ended March 31, 2001, the Partnership did not sell any Contract Capacity to Niagara Mohawk, but instead sold all of the capacity associated with Unit 1 to the ISO. During the quarter ended March 31, 2000 the Partnership sold Contract Capacity to Niagara Mohawk and capacity in excess of Contract Capacity (“Unit 1 Excess Capacity”) to PG&E Energy Trading. Contract Energy sales to Niagara Mohawk, Contract Capacity sales to Niagara Mohawk, energy sales to the ISO and capacity sales to the ISO were sold at ISO market clearing prices. Unit 1 Excess Energy sales to PG&E Energy Trading and Niagara Mohawk, Unit 1 Excess Capacity sales to PG&E Energy Trading and energy sales to PG&E Energy were sold at negotiated market prices. Amortized deferred revenues of approximately $0.2 million are also included in revenues from Niagara Mohawk for the quarters ended March 31, 2001 and 2000.

Unit 2 revenues increased approximately $8.6 million for the quarter ended March 31, 2001 as compared to the corresponding period in the prior year. During the quarter ended March 31, 2001 and 2000, all of the Unit 2 revenues were from Consolidated Edison Company of New York, Inc. (“Con Edison”). The increase in revenues from Unit 2 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices.

Steam revenues for the quarter ended March 31, 2001 were approximately $0.6 million as compared to approximately $1.2 million for the corresponding period in the prior year. The Partnership charges General Electric a nominal price for steam delivered in an amount up to the annual equivalent of 160,000 lbs/hr (the “Discounted Quantity”). The $0.6 million decrease in steam revenues was primarily due to a decrease in steam sales in excess of the Discounted Quantity to General Electric. Delivered steam for the quarter ended March 31, 2001 was approximately 432.9 million pounds or 198,191 lbs/hr as compared to approximately 555.9 million pounds or 249,057 lbs/hr for the corresponding period in the prior year.

Fuel revenues for the quarter ended March 31, 2001 were approximately $4.9 million as compared to $12.5 million for the corresponding period in the prior year. Gas resale revenues for quarter ended March 31, 2001 were approximately $3.5 million on sales of approximately 0.6 million MMBtu’s as compared to approximately $2.4 million on sales of approximately 0.8 million MMBtu’s for the corresponding period in the prior year. The $1.1 million increase in gas resale revenues during the quarter ended March 31, 2001 is primarily due to higher natural gas resale prices. The increase in natural gas resale prices during the quarter ended March 31, 2001 generally resulted from higher market pricing for both gas and oil as well as increased demand for electric generation. Gas resales occur during periods when Units 1 and 2 are not operating at full capacity. Gas optimization revenues for the quarter ended March 31, 2001 were approximately $0.9 million on sales of approximately 0.1 million MMBtu’s as compared to approximately $8.3 million on sales of approximately 2.8 million MMBtu’s for the corresponding period in the prior year. Gas optimizations occur when the Partnership is able to optimize the long-term supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Revenues from peak shaving arrangements for quarter ended March 31, 2001 were approximately $0.4 million on sales of 0.0 thousand MMBtu’s as compared to approximately $1.8 million on sales of approximately 182 thousand MMBtu’s for the corresponding period in the prior year. Peak shaving arrangements occur when the Partnership enters into contracts with third party purchasers which allow purchasers to buy a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season.

Fuel and transmission costs for the quarter ended March 31, 2001 were approximately $40.5 million as compared to approximately $34.3 million for the corresponding period in the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations, the cost of fuel associated with peak shaving arrangements and transmission costs, for quarter ended March 31, 2001 were approximately $37.7 million on purchases of approximately 7.0 million MMBtu’s as compared to approximately $24.6 million on purchases of approximately 7.1 million MMBtu’s for the corresponding period in the prior year. The $13.1 million increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel supply contracts. Fuel costs associated with gas optimizations for the quarter ended March 31, 2001 were approximately $0.9 million on purchases of approximately 0.1 million MMBtu’s as compared to approximately $7.5 million on purchases of approximately 2.8 million MMBtu’s for the corresponding period in the prior year. Fuel costs associated with peak shaving arrangements for the quarter ended March 31, 2001 were $0.0 million on purchases of 0.0 thousand MMBtu’s as compared to $0.8 million on purchases of 182.2 thousand MMBtu’s for the corresponding period in the prior year. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. During each of the quarters ended March 31, 2001 and 2000, fuel costs were increased by approximately $0.8 million and $0.6 million, respectively, as a result of the currency swap agreements. Transmission costs for the quarters ended March 31, 2001 and 2000, were approximately $1.9 million and $1.4 million, respectively. The $0.5 million increase is primarily due to higher Unit 2 transmission costs.

Other operating and maintenance expenses for the quarter ended March 31, 2001 of approximately $3.3 million was comparable to the corresponding period in the prior year.

Total other operating expenses, excluding amortization of deferred financing charges, for the quarter ended March 31, 2001 of approximately $1.0 million was comparable to the corresponding period in the prior year.

Amortization of deferred financing charges of approximately $0.3 million for the quarter ended March 31, 2001 was comparable to the corresponding period in the prior year. Deferred financing charges are amortized using the effective interest method.

Net interest expense for the quarter ended March 31, 2001 was approximately $7.6 million as compared to approximately $7.8 million for the corresponding period in the prior year. The decrease in net interest expense is primarily due to lower interest expense resulting from the lower principal balance outstanding.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter ended March 31, 2001 was approximately $18.9 million as compared to approximately $18.0 million for the corresponding period in the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership’s operating assets and liability accounts.

Net cash used in investing activities for the quarter ended March 31, 2001 was approximately $0.3 million as compared to approximately $0.4 million for the corresponding period in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the quarter ended March 31, 2001 was approximately $20.1 million as compared to approximately $18.2 million for the corresponding period in the prior year. The increase in net cash used in financing activities for the quarter ended March 31, 2001 was primarily due to additional cash becoming available to deposit into the Principal Fund. Pursuant to the Partnership’s Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities during the quarter ended March 31, 2001 and 2000 represent deposits of monies into the Interest Fund and Principal Fund.

Future operating results and cash flows from operations are dependent on, among other things, the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; and fuel deliveries and prices. A significant change in any of these factors could have a material adverse effect on the results of operations for the Partnership.

The Partnership believes, based on current conditions and circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs.

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein are forward-looking statements concerning the Partnership’s operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices and whether Con Edison were to prevail in its claim to Unit 2‘s excess natural gas volumes described in the Partnership’s December 31, 2000 Annual Report on Form 10-K.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

The Partnership is exposed to market risk from changes in interest rates, foreign currency exchange rates and energy commodity prices, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities.

Interest Rates

The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter ended March 31, 2001 would have resulted in a negative impact of approximately $64,000 on the Partnership’s net income.

The Partnership’s long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

The Partnership’s currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership’s exposure is limited to the currency exchange rate differential. During the quarter ended March 31, 2001, the currency exchange rate differential resulted in a negative impact of approximately $0.8 million on the Partnership’s net income.

Energy Commodity Prices

The Partnership seeks to reduce its exposure to market risk associated with energy commodities such as electric power and natural gas through the use of long-term purchase and sale contracts. As part of its fuel management activities, the Partnership also enters into agreements to resell its long-term natural gas volumes, when it is feasible to do so, at favorable prices relative to the cost of contract volumes and the cost of substitute fuels. To the extent the Partnership has open positions, it is exposed to the risk that fluctuating market prices may adversely impact its financial results.

PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)     Exhibits

     Not applicable.

(B)     Reports on Form 8-K

     Not applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   SELKIRK COGEN PARTNERS, L.P.

                                   JMC SELKIRK, INC.
                                   General Partner

Date: May 15, 2001                 /s/ JOHN R. COOPER
                                   ------------------------------------
                                   Name:    John R. Cooper
                                   Title:   Senior Vice President and
                                            Chief Financial Officer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     SELKIRK COGEN FUNDING
                                       CORPORATION

Date:  May 15, 2001                  /s/  JOHN R. COOPER
                                     -----------------------------------
                                     Name:    John R. Cooper
                                     Title:   Senior Vice President and
                                              and Chief Financial Officer

                                       15