Form 10-Q
period 2001-06-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2001-08-08
CIK 929518, 929540

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2001

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
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 7, 2001, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

=====================================================================================================

TABLE OF CONTENTS

                                                                         Page
                                                                         ----
                  PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2000........................................    1

          Consolidated Statements of Operations for the three and six
          months ended June 30, 2001 and 2000..........................    2

          Consolidated Statements of Cash Flows for the three and six
          months ended June 30, 2001 and 2000..........................    3

          Notes to Consolidated Financial Statements...................    4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations

          Results of Operations........................................    8

          Liquidity and Capital Resources..............................   12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk ..   14

                   PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.............................   15

SIGNATURES.............................................................   16

                                       i

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(in Thousands)

                                                                                 (unaudited)
                                                                                  June 30,                December 31,
                                                                                    2001                      2000
                                                                              ------------------         ----------------
 ASSETS

 CURRENT ASSETS:
     Cash and cash equivalents                                                      $     2,866               $    3,187
     Restricted funds                                                                     4,420                    2,988
     Accounts receivable, net of allowance of $196 and $174                              18,139                   20,097
     Due from affiliates                                                                    647                    3,882
     Fuel inventory and supplies                                                          8,726                    6,693
     Other current assets                                                                 1,256                      436
                                                                              ------------------         ----------------
                Total current assets                                                     36,054                   37,283
                                                                              ------------------         ----------------

 PLANT AND EQUIPMENT:
     Plant and equipment, at cost                                                       373,304                  372,443
     Less: Accumulated depreciation                                                      93,344                   87,119
                                                                              ------------------         ----------------
     Plant and equipment, net                                                           279,960                  285,324
                                                                              ------------------         ----------------

 LONG-TERM RESTRICTED FUNDS                                                              25,509                   27,833

 DEFERRED FINANCING CHARGES, net of accumulated
      amortization of $8,349 and $7,789, respectively                                     7,942                    8,502
                                                                              ------------------         ----------------
 TOTAL ASSETS                                                                      $    349,465              $   358,942
                                                                              ==================         ================

 LIABILITIES AND PARTNERS' DEFICITS

 CURRENT LIABILITIES:
     Accounts payable                                                               $       ---                $      49
     Accrued bond interest payable                                                          362                      368
     Accrued expenses                                                                    17,583                   21,156
     Due to affiliates                                                                    2,308                      635
     Current portion of long-term bonds                                                  11,673                   11,062
     Current portion of liability for foreign exchange contracts                          3,035                      ---
                                                                              ------------------         ----------------
                Total current liabilities                                                34,961                   33,270

 LONG-TERM LIABILITIES:
     Deferred revenue                                                                     4,950                    5,304
     Other long-term liabilities                                                          7,161                    7,250
     Long-term bonds -  net of current portion                                          356,143                  362,764
     Liability for foreign exchange contracts - net of current portion                    5,519                      ---
                                                                              ------------------         ----------------
                Total liabilities                                                       408,734                  408,588
                                                                              ------------------         ----------------

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' DEFICITS:
     General partners' deficits                                                           (494)                    (485)
     Limited partners' deficits                                                        (50,221)                 (49,161)
     Accumulated other comprehensive income                                             (8,554)                      ---
                                                                              ------------------         ----------------
                Total partners' deficits                                               (59,269)                 (49,646)
                                                                              ------------------         ----------------
 TOTAL LIABILITIES AND PARTNERS' DEFICITS                                          $    349,465              $   358,942
                                                                              ==================         ================
 See notes to consolidated financial statements.

                                                               1

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in Thousands)
(unaudited)

                                                          For the Three Months Ended           For the Six Months Ended
                                                        --------------------------------     ------------------------------

                                                           June 30,         June 30,           June 30,         June 30,
                                                             2001             2000               2001             2000
                                                        ---------------   --------------     --------------   -------------
OPERATING REVENUES:
     Electric and steam                                     $   45,927       $   44,659         $  107,511       $  92,740
     Fuel revenues                                              11,750            7,611             16,639          20,115
                                                                                             --------------   -------------
                                                        ---------------   --------------
              Total operating revenues                          57,677           52,270            124,150         112,855
                                                        ---------------   --------------     --------------   -------------

COST OF REVENUES:
     Fuel and transmission costs                                32,401           31,121             72,855          65,399
     Other operating and maintenance                             7,165            3,674             10,505           7,052
     Depreciation                                                3,124            3,149              6,238           6,258
                                                        ---------------   --------------     --------------   -------------
              Total cost of revenues                            42,690           37,944             89,598          78,709
                                                        ---------------   --------------     --------------   -------------
GROSS PROFIT                                                    14,987           14,326             34,552          34,146
                                                        ---------------   --------------     --------------   -------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                           539              666                970           1,353
     Other general and administrative                              709              668              1,314           1,042
     Amortization of deferred financing charges                    280              286                560             571
                                                        ---------------   --------------     --------------   -------------
              Total other operating expenses                     1,528            1,620              2,844           2,966
                                                        ---------------   --------------     --------------   -------------

OPERATING INCOME                                                13,459           12,706             31,708          31,180
                                                        ---------------   --------------     --------------   -------------

INTEREST (INCOME) EXPENSE:
     Interest income                                             (667)            (840)            (1,305)         (1,468)
     Interest expense                                            8,266            8,427             16,537          16,856
                                                        ---------------   --------------     --------------   -------------
              Total interest expense, net                        7,599            7,587             15,232          15,388
                                                        ---------------   --------------     --------------   -------------

Income before cumulative effect of a change
     in accounting principle                                     5,860            5,119             16,476          15,792

Cumulative effect of a change in
     accounting principle                                          ---              ---                ---           7,866
                                                                                             --------------   -------------
                                                        ---------------   --------------
NET INCOME                                                   $   5,860        $   5,119         $   16,476       $  23,658
                                                        ===============   ==============     ==============   =============

NET INCOME ALLOCATION:

     General partners                                         $     59         $     51           $    165    $        237
     Limited partners                                            5,801            5,068             16,311          23,421
                                                        --------------    --------------     --------------   -------------
     TOTAL                                                   $   5,860        $   5,119      $      16,476    $     23,658
                                                        ===============   ==============     ==============   =============

See notes to consolidated financial statements.

                                                               2

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in Thousands)

                                                                  For the Three Months Ended     For the Six Months Ended
                                                                 -----------------------------   -------------------------

                                                                   June 30,        June 30,       June 30,      June 30,
                                                                     2001            2000           2001          2000
                                                                 -------------    ------------   -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $  5,860         $ 5,119       $16,476      $ 23,658
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Cumulative effect of a change in accounting principle             ---             ---           ---       (7,866)
        Depreciation and amortization                                   3,404           3,426         6,798         6,820
        Loss on sale of equipment                                          32             ---            32           ---
        Increase (decrease) in cash resulting from a change
        in:
            Restricted funds                                            3,353           2,836           892         2,037
            Accounts receivable                                           922           1,691         1,958       (3,594)
            Due from affiliates                                         1,660           (784)         3,235         (906)
            Fuel inventory and supplies                               (1,860)            (48)       (2,033)           106
            Other current assets                                        (911)              20         (820)          (38)
            Accounts payable                                            (137)             216          (49)       (1,733)
            Accrued bond interest payable                             (8,277)         (8,431)           (6)           (3)
            Accrued expenses                                            (984)           (102)       (3,573)         2,483
            Due to affiliates                                           1,645           (192)         1,673          221
            Deferred revenue                                            (177)           (167)         (354)         (343)
            Other long-term liabilities                                   731             730          (89)         1,460
                                                                 -------------    ------------   -----------   -----------
                   Net cash provided by operating activities            5,261           4,314        24,140        22,302
                                                                 -------------    ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Plant and equipment additions                                      (650)           (282)         (916)         (657)
     Proceeds from disposal of plant and equipment                         10             ---            10           ---
                                                                 -------------    ------------   -----------   -----------
                   Net cash used in investing activities                (640)           (282)         (906)         (657)
                                                                 -------------    ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted funds                                                  20,103          18,151           ---           ---
     Distributions to partners                                       (17,545)        (18,980)      (17,545)      (18,980)
     Repayment of long-term debt                                      (6,010)         (3,021)       (6,010)       (3,021)
                                                                 -------------    ------------   -----------   -----------
                   Net cash used in financing activities              (3,452)         (3,850)      (23,555)      (22,001)
                                                                 -------------    ------------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                    1,169             182         (321)         (356)
                                                                 -------------    ------------   -----------   -----------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                   1,697           1,194         3,187         1,732
                                                                 -------------    ------------   -----------   -----------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                  $      2,866        $  1,376       $ 2,866       $ 1,376
                                                                 =============    ============   ===========   ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                     $     16,543        $ 16,859       $16,543      $ 16,859
                                                                 =============    ============   ===========   ===========

See notes to consolidated financial statements.

                                                               3

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.   Basis of Presentation

The accompanying unaudited consolidated financial statements include Selkirk Cogen Partners, L.P. and its wholly-owned subsidiary, Selkirk Cogen Funding Corporation, (collectively the “Partnership”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the Consolidated Statement of Operations for the three and six months ended June 30, 2000 to conform with the current period’s basis of presentation. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

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

Below is a table summarizing the quantitative information associated with the cash flow hedges associated with foreign currency contracts for the three and six months ended June 30, 2001.

                                                                     Three Months Ended       Six Months Ended
                                                                        June 30, 2001          June 30, 2001
                                                                        -------------          -------------
(in thousands)
Net gain (loss) recognized in earnings                                       ---                    ---
Amount of the hedge's ineffectiveness                                        ---                    ---
Component of the derivative instrument's gain or loss
    excluded from assessment of hedge's ineffectiveness                      ---                    ---
Net loss to be reclassified into earnings within 12 months                $ (3,035)              $ (3,035)
Net gain (loss) reclassified into earnings
    because the original transaction will not occur                          ---                    ---

The schedule below summarizes the activities affecting accumulated other comprehensive income from derivative instruments for the three and six months ended June 30, 2001.

                                                                           Three Months Ended    Six Months Ended
                                                                              June 30, 2001       June 30, 2001
                                                                              -------------       -------------
(in thousands)
Beginning accumulated derivative loss                                              $  (10,042)
    from SFAS133 transition adjustments at January 1, 2001                                 ---          $  (8,968)
     Net change of current period hedging transactions gain (loss)                         731             (1,097)
     Net reclassification to earnings                                                      757               1,511
                                                                           -------------------  -----------  -----
Ending accumulated other comprehensive income(loss)                                $   (8,554)          $  (8,554)
                                                                                   ===========          ==========

The Partnership has certain derivative commodity contracts with optionality that result in the physical delivery of commodities used in the normal course of business. On June 29, 2001, the Derivatives Implementation Group of the Financial Accounting Standards Board (“FASB”, collectively the “DIG”) reached final conclusions that modified the definition of normal purchases and sales. As such, certain derivative commodity contracts may no longer be exempt from the requirements of SFAS No. 133. The Partnership is currently evaluating the impact of the implementation guidance on the financial statements. Under the implementation guidance the effects of the recent conclusions of the DIG will be recorded on July 1, 2001.

Note 3.   New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This standard prohibits the use of pooling-of interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The Partnership does not expect that implementation of this standard will have a significant impact on its financial statements.

Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership’s balance sheet at that date, regardless of when the assets were initially recognized. The Partnership does not expect that implementation of this standard will have a significant impact on its financial statements.

In July 2001, the FASB issued SFAS No. 143, entitled, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. The Partnership has not yet determined the effects of this standard on its financial reporting.

Note 4.   Bankruptcy of Affiliated Company

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements

The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001. See Note 2 of the Notes to the Consolidated Financial Statements for further discussion of SFAS No. 133. See Note 3 of the Notes to the Consolidated Financial Statements for a discussion of new accounting pronouncements.

Results of Operations

Three and Six Months Ended June 30, 2001 Compared to the Three and Six Months
Ended June 30, 2000

Net income for the quarter ended June 30, 2001 was approximately $6.3 million as compared to approximately $5.1 million in the prior year. The $1.2 million increase in net income is primarily due to higher operating revenues partially offset by higher maintenance expenses. Net income for the six months ended June 30, 2001 was approximately $16.9 million as compared to approximately $23.7 million. The $6.8 million decrease in net income is primarily due to the Partnership recording income in the prior year of approximately $7.9 million, reflecting the cumulative effect of a change in accounting principle.

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

Total operating revenues for the quarter and six months ended June 30, 2001 were approximately $57.7 million and $124.1 million as compared to approximately $52.3 million and $112.9 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):

                                                       For the Three Months Ended
                                       June 30, 2001                             June 30, 2000
                        ------------------------------------    -----------------------------------------
                        Dollars   kWh's   Capacity  Dispatch     Dollars    kWh's     Capacity   Dispatch
                        -------   -----   --------  --------     -------    ------    --------   --------
Unit 1                   10.4       84.8    48.60%     51.51%      10.4     137.7      79.15%     89.79%
Unit 2                   35.7      391.1    67.59%     73.26%      33.8     390.3      67.44%     80.63%

                                                    For the Six Months Ended
                                   June 30, 2001                                       June 30, 2000
                        -------------------------------------       -------------------------------------
                        Dollars   kWh's   Capacity   Dispatch       Dollars   kWh's   Capacity   Dispatch
                        -------   -----   --------   --------       -------   ------  --------   --------
Unit 1                   28.3      187.8    54.12%     56.03%         22.9     289.2     84.21%   92.51%
Unit 2                   78.7      909.8    79.04%     84.16%         68.2     862.5     74.51%   87.80%

Unit 1 revenues for the quarter ended June 30, 2001 were comparable to the corresponding period in the prior year and increased approximately $5.4 million for the six months ended June 30, 2001 as compared to the corresponding period in the prior year. During the quarter ended June 30, 2001, revenues from Niagara Mohawk Power Corporation (“Niagara Mohawk”), PG&E Energy Trading - Power, L.P. (“PG&E Energy Trading”) and the New York Independent System Operator (“ISO”) were approximately $6.6 million, $0.2 million and $3.6 million, respectively as compared to approximately $7.1 million, $3.3 million and $0.0 million, respectively, for the corresponding period in the prior year. During the six months ended June 30, 2001, revenues from Niagara Mohawk, PG&E Energy Trading and the ISO were approximately $19.0 million, $3.5 million and $5.8 million, respectively as compared to approximately $18.4 million, $4.5 million and $0.0 million, respectively, for the corresponding period in the prior year. The increase in Unit 1 revenues for the six months ended June 30, 2001 was primarily due to increases in Monthly Contract Payments and market energy prices, partially offset by a decrease in volume of delivered energy resulting from a seven week scheduled maintenance outage. During the six months ended June 30, 2001 and 2000, with the exception of the month of April in each period, the Partnership received Monthly Contract Payments from Niagara Mohawk. Effective with the termination of certain transitional provisions on October 31, 2000, Niagara Mohawk is no longer obligated to purchase energy up to the monthly contract quantity (“Contract Energy”) or capacity associated with Contract Energy (“Contract Capacity”) from the Partnership.

During the quarter and six months ended June 30, 2001, the Partnership did not deliver any Contract Energy to Niagara Mohawk. During the month of January 2001, the Partnership sold all of the energy produced by Unit 1 to PG&E Energy Trading. During the months of February, May and June 2001, the Partnership sold all of the energy produced by Unit 1 to the ISO. No sales of energy were made from Unit 1 during the months of March and April 2001. During the six months ended June 30, 2000, with the exception of the month of April, the Partnership delivered Contract Energy to Niagara Mohawk. During the six months ended June 30, 2000, with the exception of February and April, the Partnership sold the energy produced by Unit 1 in excess of the Contract Energy (“Unit 1 Excess Energy”) to both Niagara Mohawk and PG&E Energy Trading. During the month of February 2000 all of the Unit 1 Excess Energy was sold to Niagara Mohawk. During the month of April 2000 all of the Unit 1 Excess Energy was sold to PG&E Energy Trading.

During the six months ended June 30, 2001, the Partnership did not sell any Contract Capacity to Niagara Mohawk. During the months of January, February, March and April 2001 the Partnership sold all of the capacity associated with Unit 1 to the ISO. During the months of May and June 2001 the Partnership sold all of the capacity associated with Unit 1 to both PG&E Energy Trading and the ISO. During the six months ended June 30, 2000 the Partnership sold Contract Capacity to Niagara Mohawk and capacity in excess of Contract Capacity (“Unit 1 Excess Capacity”) to PG&E Energy Trading.

Contract Energy sales to Niagara Mohawk, Contract Capacity sales to Niagara Mohawk, energy sales to the ISO and capacity sales to the ISO were sold at ISO market clearing prices. Unit 1 Excess Energy sales to PG&E Energy Trading and Niagara Mohawk, Unit 1 Excess Capacity sales to PG&E Energy Trading, and energy and capacity sales to PG&E Energy were sold at negotiated market prices. Amortized deferred revenues of approximately $0.4 million are also included in revenues from Niagara Mohawk for the six months ended June 30, 2001 and 2000.

Unit 2 revenues increased approximately $2.0 million and $10.5 million for the quarter ended and six months ended June 30, 2001 as compared to the corresponding periods in the prior year. During the quarter ended June 30, 2001, revenues from Consolidated Edison Company of New York, Inc. (“Con Edison”), the ISO and unrelated third parties were approximately $34.6 million, $0.7 million and $0.4 million, respectively. During the six months ended June 30, 2001, revenues from Con Edison, the ISO and unrelated third parties were approximately $77.6 million, $0.7 million and $0.4 million, respectively. During the quarter and six months ended June 30, 2000, all of the Unit 2 revenues were from Con Edison. The increase in revenues from Unit 2 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices and the sale of other energy related products to the ISO and unrelated third parties.

Steam revenues for the quarter and six months ended June 30, 2001 of approximately $0 and $0.6 million were reduced by a reserve of approximately $160 thousand. Steam revenues for the quarter and six months ended June 30, 2000 of approximately $0.4 million and $1.6 million were reduced by a reserve of approximately $46.3 thousand. The Partnership charges General Electric a nominal price for steam delivered in an amount up to the annual equivalent of 160,000 lbs/hr (the “Discounted Quantity”). The decrease in steam revenues for the quarter and six months ended June 30, 2001 was primarily due to a decrease in steam sales in excess of the Discounted Quantity to General Electric. Delivered steam for the quarter ended June 30, 2001 was approximately 328.2 million pounds or 150,267 lbs/hr as compared to approximately 411.4 million pounds or 188,393 lbs/hr for the corresponding period in the prior year. Delivered steam for the six months ended June 30, 2001 was approximately 761.0 million pounds or 174,229 lbs/hr as compared to approximately 967.3 million pounds or 219,055 lbs/hr for the corresponding period in the prior year.

Fuel revenues for the quarter and six months ended June 30, 2001 were approximately $11.8 million and $16.6 million as compared to approximately $7.6 million and $20.1 million for the corresponding periods in the prior year. Gas resale revenues for the quarter ended June 30, 2001 were approximately $11.3 million on sales of approximately 2.0 million MMBtu’s as compared to approximately $5.7 million on sales of approximately 1.5 million MMBtu’s for the corresponding period in the prior year. Gas resale revenues for the six months ended June 30, 2001 were approximately $14.8 million on sales of approximately 2.6 million MMBtu’s as compared to approximately $8.0 million on sales of approximately 2.2 million MMBtu’s for the corresponding period in the prior year. The increase in gas resale revenues during the quarter and six months ended June 30, 2001 is primarily due to higher natural gas resale prices and lower dispatch of Unit 1, which resulted in higher volumes of natural gas becoming available for resale at higher prices. The increase in natural gas resale prices during the quarter and six months ended June 30, 2001 generally resulted from higher market pricing for gas as well as increased demand for electric generation. Gas resales occur during periods when Units 1 or 2 are not operating at full capacity. Gas optimization revenues for the quarter ended June 30, 2001 were approximately $0.5 million on sales of approximately 0.1 million MMBtu’s as compared to approximately $1.9 million on sales of approximately 0.6 million MMBtu’s for the corresponding period in the prior year. Gas optimization revenues for the six months ended June 30, 2001 were approximately $1.4 million on sales of approximately 0.2 million MMBtu’s as compared to approximately $10.3 million on sales of approximately 3.4 million MMBtu’s for the corresponding period in the prior year. Gas optimizations occur when the Partnership is able to optimize the long-term supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. There were no revenues from peak shaving arrangements during the quarters ended June 30, 2001 and 2000. Revenues from peak shaving arrangements for the six months ended June 30, 2001 were approximately $0.4 million on sales of 0.0 thousand MMBtu’s as compared to approximately $1.8 million on sales of approximately 0.2 million MMBtu’s for the corresponding period in the prior year. Peak shaving arrangements occur when the Partnership enters into contracts with third party purchasers which allow purchasers to buy a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season.

Fuel and transmission costs for the quarter and six months ended June 30, 2001 were approximately $32.0 million and $72.4 million as compared to approximately $31.1 million and $65.4 million for the corresponding periods in the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations, the cost of fuel associated with peak shaving arrangements and transmission costs, for the quarter ended June 30, 2001 were approximately $29.4 million on purchases of approximately 6.8 million MMBtu’s as compared to approximately $27.0 million on purchases of approximately 7.1 million MMBtu’s for the corresponding period in the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations, the cost of fuel associated with peak shaving arrangements, and transmission costs, for the six months ended June 30, 2001 were approximately $67.0 million on purchases of approximately 13.8 million MMBtu’s as compared to approximately $51.6 million on purchases of approximately 14.2 million MMBtu’s for the corresponding period in the prior year. The increase in the cost of fuel for the quarter and six months ended June 30, 2001 was primarily due to the higher price of gas under the firm fuel supply contracts. Fuel costs associated with gas optimizations for the quarter ended June 30, 2001 were approximately $0.4 million on purchases of approximately 0.1 million MMBtu’s as compared to approximately $1.9 million on purchases of approximately 0.6 million MMBtu’s for the corresponding period in the prior year. Fuel costs associated with gas optimizations for the six months ended June 30, 2001 were approximately $1.3 million on purchases of approximately 0.2 million MMBtu’s as compared to approximately $9.4 million on purchases of approximately 3.4 million MMBtu’s for the corresponding period in the prior year. There were no fuel costs associated with peak shaving arrangements during the quarters ended June 30, 2001 and 2000. Fuel costs associated with peak shaving arrangements for the six months ended June 30, 2001 were $0.0 million on purchases of 0.0 thousand MMBtu’s as compared to $0.8 million on purchases of 0.2 million MMBtu’s for the corresponding period in the prior year. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. During the quarter ended June 30, 2001 and 2000, fuel costs were increased by approximately $0.7 million and $0.6 million, respectively, as a result of the currency swap agreements. During the six months ended June 30, 2001 and 2000, fuel costs were increased by approximately $1.5 million and $1.2 million, respectively, as a result of the currency swap agreements. Transmission costs for the quarter and six month ended June 30, 2001 and 2000, were approximately $2.2 million and $4.1 million as compared to approximately $2.2 million and $3.6 million for the corresponding periods in the prior year.

Other operating and maintenance expenses for the quarter and six months ended June 30, 2001 were approximately $7.2 million and $10.5 million as compared to approximately $3.7 million and $7.0 million for the corresponding periods in the prior year. The increase is primarily due to differences in the scheduling of planned maintenance.

Total other operating expenses, excluding amortization of deferred financing charges, for the quarter and six months ended June 30, 2001 of approximately $1.3 million and $2.3 million were comparable to the corresponding periods in the prior year.

Amortization of deferred financing charges for the quarter and six months ended June 30, 2001 of approximately $0.3 million and $0.6 million were comparable to the corresponding periods in the prior year. Deferred financing charges are amortized using the effective interest method.

Net interest expense for the quarter and six months ended June 30, 2001 of approximately $7.6 million and $15.2 million were comparable to the corresponding periods in the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter and six months ended June 30, 2001 was approximately $5.3 million and $24.1 million as compared to approximately $4.3 million and $22.3 million for the corresponding periods in the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership’s operating assets and liability accounts.

Net cash used in investing activities for the quarter and six months ended June 30, 2001 was approximately $0.6 million and $0.9 million as compared to approximately $0.3 million and $0.7 million for the corresponding periods in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the quarter and six months ended June 30, 2001 was approximately $3.5 million and $23.6 million as compared to approximately $3.9 million and $22.0 million for the corresponding periods in the prior year. Pursuant to the Partnership’s Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities during the quarter and six months ended June 30, 2001 and 2000 primarily represent distributions to partners and the semi-annual payment of principal on long-term debt.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The Partnership is exposed to market risk from changes in interest rates, foreign currency exchange rates and energy commodity prices, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities.

Interest Rates

The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter and six months ended June 30, 2001 would have resulted in a negative impact of approximately $66.7 thousand and 130.5 thousand, respectively on the Partnership’s net income.

The Partnership’s long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

The Partnership’s currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership’s exposure is limited to the currency exchange rate differential. During the quarter and six months ended June 30, 2001, the currency exchange rate differential resulted in a negative impact of approximately $0.7 million and $1.5 million, respectively on the Partnership’s net income.

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

Date: August 8, 2001                       /s/ JOHN R. COOPER
                                           ------------------------------------
                                           Name:    John R. Cooper
                                           Title:   Senior Vice President and
                                                    Chief Financial Officer

                                       16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          SELKIRK COGEN FUNDING
                                            CORPORATION

Date:  August 8, 2001                     /s/  JOHN R. COOPER
                                          -----------------------------------
                                          Name:    John R. Cooper
                                          Title:   Senior Vice President and
                                                   and Chief Financial Officer

                                       17