Form 10-Q
period 2001-09-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2001-11-14
CIK 929518, 929540

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2001

Commission File Number 33-83618

SELKIRK COGEN PARTNERS, L.P.
(Exact name of Registrant (Guarantor) as specified in its charter)

                              Delaware                                                                                                    51-0324332
         (State or other jurisdiction of                                                                   (I.R.S. Employer Identification Number)
         incorporation or organization)

SELKIRK COGEN FUNDING CORPORATION
(Exact name of co-registrant as specified in its charter)

                              Delaware                                                                                                    51-0354675
         (State or other jurisdiction of                                                                   (I.R.S. Employer Identification Number)
         incorporation or organization)

One Bowdoin Square, Boston, Massachusetts 02114
(Address of principal executive offices, including zip code)

(617) 788-3000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OR 12 (g) OF THE ACT:
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X  No__

         As of November 13, 2001, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

=====================================================================================================

TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                      PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000........................................    1

           Consolidated Statements of Operations for the three and
           nine months ended September 30, 2001 and 2000................    2

           Consolidated Statements of Cash Flows for the three and
           nine months ended September 30, 2001 and 2000................    3

           Notes to Consolidated Financial Statements...................    4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

           Results of Operations........................................    8

           Liquidity and Capital Resources..............................   13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..   15

                        PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K..............................  16

SIGNATURES...............................................................  17

                                      i

                          SELKIRK COGEN PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (in Thousands)

                                                                                 (unaudited)
                                                                                September 30,             December 31,
                                                                                    2001                      2000
                                                                              ------------------         ----------------
 ASSETS

 CURRENT ASSETS:
     Cash and cash equivalents                                                      $     2,012               $    3,187
     Restricted funds                                                                    26,727                    5,089
     Accounts receivable, net of allowance of $196 and $174                              17,630                   20,097
     Due from affiliates                                                                    119                    3,882
     Fuel inventory and supplies                                                          9,920                    6,693
     Other current assets                                                                   926                      436
                                                                              ------------------         ----------------
                Total current assets                                                     57,334                   39,384
                                                                              ------------------         ----------------

 PLANT AND EQUIPMENT:
     Plant and equipment, at cost                                                       373,222                  372,443
     Less: Accumulated depreciation                                                      96,443                   87,119
                                                                              ------------------         ----------------
                Plant and equipment, net                                                276,779                  285,324
                                                                              ------------------         ----------------

 LONG-TERM RESTRICTED FUNDS                                                              24,314                   25,732

 DEFERRED FINANCING CHARGES, net of accumulated
      amortization of $8,625 and $7,789, respectively                                     7,666                    8,502
                                                                              ------------------         ----------------
 TOTAL ASSETS                                                                      $    366,093              $   358,942
                                                                              ==================         ================

 LIABILITIES AND PARTNERS' DEFICITS

 CURRENT LIABILITIES:
     Accounts payable                                                                $      870                $      49
     Accrued bond interest payable                                                        8,503                      368
     Accrued expenses                                                                    16,687                   21,156
     Due to affiliates                                                                      977                      635
     Current portion of long-term bonds                                                  11,673                   11,062
     Current portion of liability for derivative contracts                                3,992                      ---
                                                                              ------------------         ----------------
                Total current liabilities                                                42,702                   33,270

 LONG-TERM LIABILITIES:
     Deferred revenue                                                                     4,774                    5,304
     Other long-term liabilities                                                          7,891                    7,250
     Long-term bonds -  net of current portion                                          356,143                  362,764
     Liability for derivative contracts - net of current portion                          5,656                      ---
                                                                              ------------------         ----------------
                Total liabilities                                                       417,166                  408,588
                                                                              ------------------         ----------------

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' DEFICITS:
     General partners' deficits                                                           (407)                    (485)
     Limited partners' deficits                                                        (41,537)                 (49,161)
     Accumulated other comprehensive loss                                               (9,129)                      ---
                                                                              ------------------         ----------------
                Total partners' deficits                                               (51,073)                 (49,646)
                                                                              ------------------         ----------------
 TOTAL LIABILITIES AND PARTNERS' DEFICITS                                          $    366,093              $   358,942
                                                                              ==================         ================
 See notes to consolidated financial statements.

                                                                      1

                                              SELKIRK COGEN PARTNERS, L.P.
                                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                                     (in Thousands)
                                                       (unaudited)

                                                       For the Three Months Ended            For the Nine Months Ended
                                                    ---------------------------------    ----------------------------------

                                                    September 30,     September 30,       September 30,     September 30,
                                                         2001              2000               2001               2000
                                                    ---------------   ---------------    ----------------   ---------------
OPERATING REVENUES:
     Electric and steam                                $    52,433       $    55,070         $   159,944       $   147,810
     Fuel revenues                                             691             1,693              17,330            21,808
                                                    ---------------   ---------------    ----------------   ---------------
              Total operating revenues                      53,124            56,763             177,274           169,618
                                                    ---------------   ---------------    ----------------   ---------------

COST OF REVENUES:
     Fuel and transmission costs                            26,541            31,704              99,396            97,103
     Other operating and maintenance                         3,667             2,901              14,172             9,953
     Depreciation                                            3,125             3,111               9,363             9,369
                                                    ---------------   ---------------    ----------------   ---------------
              Total cost of revenues                        33,333            37,716             122,931           116,425
                                                    ---------------   ---------------    ----------------   ---------------
GROSS PROFIT                                                19,791            19,047              54,343            53,193
                                                    ---------------   ---------------    ----------------   ---------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                       478               409               1,448             1,762
     Other general and administrative                          669               567               1,983             1,609
     Amortization of deferred financing charges                276               283                 836               854
                                                    ---------------   ---------------    ----------------   ---------------
              Total other operating expenses                 1,423             1,259               4,267             4,225
                                                    ---------------   ---------------    ----------------   ---------------

OPERATING INCOME                                            18,368            17,788              50,076            48,968
                                                    ---------------   ---------------    ----------------   ---------------

INTEREST (INCOME) EXPENSE:
     Interest income                                         (377)             (755)             (1,682)           (2,223)
     Interest expense                                        8,141             8,864              24,678            25,720
                                                    ---------------   ---------------    ----------------   ---------------
              Total interest expense, net                    7,764             8,109              22,996            23,497
                                                    ---------------   ---------------    ----------------   ---------------

Income before cumulative effect of a change
     in accounting principle                                10,604             9,679              27,080            25,471

Cumulative effect of a change in
     accounting principle                                    (519)               ---               (519)             7,866
                                                    ---------------   ---------------    ----------------   ---------------
NET INCOME                                             $    10,085       $     9,679         $    26,561       $    33,337
                                                    ===============   ===============    ================   ===============

NET INCOME ALLOCATION:
     General partners                                  $       101       $        97         $       266       $       334
     Limited partners                                        9,984             9,582              26,295            33,003
                                                    ---------------   ---------------    ----------------   ---------------

     TOTAL                                             $    10,085       $     9,679         $    26,561       $    33,337
                                                    ===============   ===============    ================   ===============

See notes to consolidated financial statements.

                                                              2

                                              SELKIRK COGEN PARTNERS, L.P.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     (in Thousands)
                                                       (unaudited)

                                                               For the Three Months Ended     For the Nine Months Ended
                                                              -----------------------------  -----------------------------

                                                              September 30,  September 30,   September 30,  September 30,
                                                                  2001           2000            2001           2000
                                                              -------------- --------------  -------------- --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                   $   10,085     $    9,679      $   26,561     $   33,337
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Cumulative effect of a change in accounting principle             519            ---             519        (7,866)
      Depreciation and amortization                                   3,401          3,394          10,199         10,214
      Loss on disposal of equipment                                      59             15              91             15
      Increase (decrease) in cash resulting from a change
      in:
        Restricted funds                                                558            171           1,450          2,208
        Accounts receivable                                             509            231           2,467        (3,363)
        Due from affiliates                                             528            399           3,763          (507)
        Fuel inventory and supplies                                 (1,194)           (46)         (3,227)             60
        Other current assets                                            330          (219)           (490)          (257)
        Accounts payable                                                870          (264)             821        (1,997)
        Accrued bond interest payable                                 8,141          8,364           8,135          8,361
        Accrued expenses                                              (896)          1,034         (4,469)          3,517
        Due to affiliates                                           (1,331)           (17)             342           204
        Deferred revenue                                              (176)          (177)           (530)          (520)
        Other long-term liabilities                                     730            730             641          2,190
                                                              -------------- --------------  -------------- --------------
                   Net cash provided by operating activities         22,133         23,294          46,273         45,596
                                                              -------------- --------------  -------------- --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Plant and equipment additions                                      (3)           (72)           (919)          (729)
     Proceeds from disposal of plant and equipment                      ---            ---              10            ---
                                                              -------------- --------------  -------------- --------------
                   Net cash used in investing activities                (3)           (72)           (909)          (729)
                                                              -------------- --------------  -------------- --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted funds                                              (21,670)       (22,850)        (21,670)       (22,850)
     Distributions to partners                                      (1,314)            ---        (18,859)       (18,980)
     Repayment of long-term debt                                        ---            ---         (6,010)        (3,021)
                                                              -------------- --------------  -------------- --------------
                   Net cash used in financing activities           (22,984)       (22,850)        (46,539)       (44,851)
                                                              -------------- --------------  -------------- --------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                  (854)            372         (1,175)             16
                                                              -------------- --------------  -------------- --------------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                 2,866          1,376           3,187          1,732
                                                              -------------- --------------  -------------- --------------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                               $       2,012     $    1,748      $    2,012     $    1,748
                                                              ============== ==============  ============== ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                  $         ---     $      ---      $   16,543     $   16,859
                                                              ============== ==============  ============== ==============

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

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the Consolidated Balance Sheet for the year ended December 31, 2000, Consolidated Statement of Operations and Consolidated Statement of Cash Flows for the three and nine months ended September 30, 2000 to conform with the current periods basis of presentation. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ended December 31, 2001.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s December 31, 2000 Annual Report on Form 10-K.

Note 2. Adoption of New Accounting Pronouncement

The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively, the “Statement”), on January 1, 2001. The Statement requires the Partnership to recognize all derivatives, as defined in the Statement, on the balance sheet at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income until the hedged items are recognized in earnings. Effective January 1, 2001, the Partnership recorded on the balance sheet a liability for foreign exchange contracts. The Partnership has foreign exchange swaps accounted for as cash flow hedges that are used to economically hedge foreign currency risk associated with future purchases denominated in foreign currencies. Hedge effectiveness is measured at least quarterly. Any ineffectiveness is recognized in the income statement in the period that the ineffectiveness occurs. If a derivative instrument that has qualified for hedge accounting is liquidated or sold prior to maturity, the gain or loss at the time of termination remains in other comprehensive income until the hedged item impacts earnings.

The transition adjustment to implement the Statement was a negative adjustment of approximately $9.0 million to other comprehensive income, a component of partners’ equity and had no affect on net income on January 1, 2001. The ongoing effects will depend on the future market conditions and hedging activities at the Partnership.

The Partnership’s net losses on foreign currency contracts for the three and nine months ended September 30, 2001 were approximately $0.8 million and $2.3 million, respectively. The Partnership expects that net derivative losses of approximately $3.5 million, included in Accumulated other comprehensive loss as of September 30, 2001, will be reclassified into earnings within the next twelve months.

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative instruments for the three and nine months ended September 30, 2001.

                                                         Three Months     Nine Months
                                                              Ended          Ended
                                                         September 30,    September 30,
                                                               2001          2001
                                                               -----         ----
(in thousands)
Beginning accumulated other comprehensive loss
      at July 1, 2001 and January 1, 2001                  $  (8,554)      $  (8,968)
Net change of current period hedging transactions
       gain (loss)                                            (1,390)         (2,486)
Net reclassification to earnings                                 815           2,325
                                                           ----------      ----------
Ending accumulated other comprehensive loss                $  (9,129)      $  (9,129)
                                                           ==========      ==========

The Partnership also has certain derivative commodity contracts for the physical delivery of commodities transacted in the normal course of business. In June, 2001 (as revised in October 2001), the Financial Accounting Standards Board (“FASB”) approved an interpretation issued by the Derivatives Implementation Group (“DIG”), Issue No. C-15 that changes the definition of normal purchases and sales for certain power contracts. The Partnership must implement this interpretation on January 1, 2002, and is currently assessing the impact of these new rules. The FASB has also approved DIG Issue Nos. C-10 and C-16 that disallow normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Certain of the Partnership’s derivative commodity contracts may no longer be exempt from the requirements of the Statement. Effective July 1, 2001, the Partnership recorded on the balance sheet a liability for certain gas contracts. The Partnership has determined the contracts no longer meet the definition of normal purchases and sales and are no longer exempt from the requirements of the Statement as a result of the DIG’s interpretative guidance under Issue No. C-10. The cumulative effect of a change in accounting principle was a loss of approximately $0.5 million. Future changes in the fair value of the contracts will be recorded on the income statement as an unrealized gain or loss. With respect to Issue No. C-16, the Partnership is evaluating the impact of this implementation guidance on its financial statements, and will implement this guidance, as appropriate, by the implementation deadline of April 1, 2002.

Note 3. New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This standard prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The Partnership does not expect that implementation of this standard will have a significant impact on its financial statements.

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

In October 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This Statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This Statement is effective for fiscal years beginning after December 15, 2001. The Partnership is assessing the impact of this standard on its financial statements.

Note 4. Bankruptcy of Affiliated Company

JMC Selkirk, Inc. is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk, Inc. is held by an indirect subsidiary of the PG&E National Energy Group, Inc.("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation, the parent company of Pacific Gas and Electric Company (the "Utility").

On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. Management believes that the NEG and its direct and indirect subsidiaries, as described above, would not be substantively consolidated with PG&E Corporation or the Utility in any insolvency or bankruptcy proceeding.

On September 20, 2001, the Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect the NEG and its direct and indirect subsidiaries.

Note 5. Title V Permit

On November 6, 2001, the Partnership received from the New York State Department of Environmental Conservation (the "DEC") the Facility's final Title V permit dated November 2, 2001 (the "Title V Permit"), issued pursuant to the 1990 amendments to the Federal Clean Air Act. The Title V Permit as received by the Partnership contains conditions that are inconsistent with the Partnership's existing air permits and the laws and regulations underlying the Title V program, are problematic for the Partnership to comply with under certain operating circumstances, and are contrary to the Title V Permits of comparable facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit, and the terms and conditions of the Title V Permit will be stayed pending a final DEC decision on the appeal. At this time it is too early for the Partnership to assess the likely outcome of the adjudicatory hearing and the impact on the Facility.

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

Results of Operations

Three and Nine Months Ended September 30, 2001 Compared to the Three and
Nine Months Ended September 30, 2000

Net income for the quarter ended September 30, 2001 was approximately $10.1 million as compared to approximately $9.7 million in the prior year. The $0.4 million increase in net income is primarily due to higher gross profit, partially offset by the Partnership recording a loss in the quarter ended September 30, 2001 of approximately $0.5 million, reflecting the cumulative effect of a change in accounting principle. Net income for the nine months ended September 30, 2001 was approximately $26.6 million as compared to approximately $33.3 million. The $6.7 million decrease in net income is primarily due to the Partnership recording income in the prior year of approximately $7.9 million, reflecting the cumulative effect of a change in accounting principle.

Effective July 1, 2001, the Partnership determined that certain gas contracts no longer meet the definition of normal purchases and sales and are no longer exempt from the requirements of SFAS No. 133. The cumulative effect of a change in accounting principle was a loss of approximately $0.5 million. Future changes in the fair value of the contracts will be recorded on the income statement as an unrealized gain or loss.

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

Total operating revenues for the quarter and nine months ended September 30, 2001 were approximately $53.1 million and $177.3 million as compared to approximately $56.8 million and $169.6 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):

                                                   For the Three Months Ended
                                September 30, 2001                           September 30, 2000
                    ----------------------------------------     ----------------------------------------
                        Dollars   kWh's   Capacity  Dispatch     Dollars    kWh's     Capacity   Dispatch
                        -------   -----   --------  --------     -------    ------    --------   --------
Unit 1                   16.0      158.4    89.84%     99.97%         16.6     153.3     86.89%     97.60%
Unit 2                   36.8      573.1    97.79%    100.00%         38.3     541.7     92.59%    100.00%

                                                   For the Nine Months Ended
                                September 30, 2001                           September 30, 2000
                    ------------------------------------------   -----------------------------------------
                        Dollars   kWh's   Capacity   Dispatch       Dollars   kWh's   Capacity   Dispatch
                        -------   -----   --------   --------       -------   ------  --------   --------
Unit 1                   44.3      346.2    66.15%     70.83%         39.5     442.5     85.11%     94.22%
Unit 2                  115.6    1,483.0    85.35%     89.50%        106.5   1,404.2     80.58%     91.89%

Unit 1 revenues decreased approximately $0.6 for the quarter ended September 30, 2001 as compared to the corresponding period in the prior year and increased approximately $4.8 million for the nine months ended September 30, 2001 as compared to the corresponding period in the prior year. During the quarter ended September 30, 2001, Unit 1 revenues from Niagara Mohawk Power Corporation (“Niagara Mohawk”), PG&E Energy Trading - Power, L.P. (“PG&E Energy Trading”) and the New York Independent System Operator (“ISO”) were approximately $8.9 million, $0.3 million and $6.8 million, respectively as compared to approximately $13.8 million, $2.8 million and $0.0 million, respectively, for the corresponding period in the prior year. During the nine months ended September 30, 2001, Unit 1 revenues from Niagara Mohawk, PG&E Energy Trading and the ISO were approximately $27.8 million, $3.8 million and $12.7 million, respectively as compared to approximately $32.2 million, $7.3 million and $0.0 million, respectively, for the corresponding period in the prior year. The decrease in Unit 1 revenues for the three months ended September 30, 2001 was primarily due to a decrease in market energy prices. The increase in Unit 1 revenues for the nine months ended September 30, 2001 was primarily due to an increase in Monthly Contract Payments, partially offset by a decrease in volume of delivered energy resulting from a seven week scheduled maintenance outage. During the nine months ended September 30, 2001 and 2000, with the exception of the month of April in each period, the Partnership received Monthly Contract Payments from Niagara Mohawk. Effective with the termination of certain transitional provisions on October 31, 2000, Niagara Mohawk is no longer obligated to purchase energy up to the monthly contract quantity (“Contract Energy”) or capacity associated with Contract Energy (“Contract Capacity”) from the Partnership.

During the quarter and nine months ended September 30, 2001, the Partnership did not deliver any Contract Energy to Niagara Mohawk. During the nine months ended September 30, 2001, with the exception of January, March and April, the Partnership sold all of the energy produced by Unit 1 to the ISO. During the month of January 2001, the Partnership sold all of the energy produced by Unit 1 to PG&E Energy Trading and no sales of energy were made from Unit 1 during the months of March and April 2001. During the nine months ended September 30, 2000, with the exception of the month of April, the Partnership delivered Contract Energy to Niagara Mohawk. During the nine months ended September 30, 2000, with the exception of January, February and March, the Partnership sold all of the energy produced by Unit 1 in excess of the Contract Energy (“Unit 1 Excess Energy”) to PG&E Energy Trading. During the months of January and March 2000, the Partnership sold the Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading and during the month of February 2000, the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk.

During the nine months ended September 30, 2001, the Partnership did not sell any Contract Capacity to Niagara Mohawk. During the nine months ended September 30, 2001, with the exception of January, February, March and April, the Partnership sold all of the capacity associated with Unit 1 to both PG&E Energy Trading and the ISO. During the months of January, February, March and April 2001, the Partnership sold all of the capacity associated with Unit 1 to the ISO. During the nine months ended September 30, 2000, the Partnership sold Contract Capacity to Niagara Mohawk and capacity in excess of Contract Capacity (“Unit 1 Excess Capacity”) to PG&E Energy Trading.

Contract Energy sales to Niagara Mohawk, Contract Capacity sales to Niagara Mohawk, energy sales to the ISO and capacity sales to the ISO were sold at ISO market clearing prices. Unit 1 Excess Energy sales to PG&E Energy Trading and Niagara Mohawk, Unit 1 Excess Capacity sales to PG&E Energy Trading, and energy and capacity sales to PG&E Energy Trading were sold at negotiated market prices. Amortized deferred revenues of approximately $0.5 million are also included in revenues from Niagara Mohawk for the nine months ended September 30, 2001 and 2000.

Unit 2 revenues decreased approximately $1.5 million for the quarter ended September 30, 2001 as compared to the corresponding period in the prior year and increased approximately $9.1 million for the nine months ended September 30, 2001 as compared to the corresponding period in the prior year. During the quarter ended September 30, 2001, all of the Unit 2 revenues were from Consolidated Edison Company of New York, Inc. (“Con Edison”). During the nine months ended September 30, 2001, Unit 2 revenues from Con Edison, the ISO and unrelated third parties were approximately $114.5 million, $0.7 million and $0.4 million, respectively. During the quarter and nine months ended September 30, 2000, all of the Unit 2 revenues were from Con Edison. The decrease in Unit 2 revenues for the three months ended September 30, 2001 was primarily due to a decrease in the Con Edison contract price for delivered energy resulting from lower index fuel prices, partially offset by an increase in volume of delivered energy. The increase in revenues from Unit 2 for the nine months ended September 30, 2001 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices and the sale of other energy related products to the ISO and unrelated third parties.

Steam revenues for the quarter and nine months ended September 30, 2001 of approximately $81.5 thousand and $709.6 thousand were reduced by a reserve of approximately $510.4 thousand and $670.6 thousand, respectively. Steam revenues for the quarter and nine months ended September 30, 2000 of approximately $251.2 thousand and $1.8 million were reduced by a reserve of approximately $1.3 thousand and $47.6 thousand, respectively. The Partnership charges General Electric a nominal price for steam delivered in an amount up to the annual equivalent of 160,000 lbs/hr (the “Discounted Quantity”). The decrease in steam revenues for the quarter and nine months ended September 30, 2001 was primarily due to a decrease in steam sales in excess of the Discounted Quantity to General Electric. Delivered steam for the quarter ended September 30, 2001 was approximately 292.6 million pounds or 133,994 lbs/hr as compared to approximately 382.8 million pounds or 175,277 lbs/hr for the corresponding period in the prior year. Delivered steam for the nine months ended September 30, 2001 was approximately 1,053.7 million pounds or 160,817 lbs/hr as compared to approximately 1,350.1 million pounds or 204,568 lbs/hr for the corresponding period in the prior year.

Fuel revenues for the quarter and nine months ended September 30, 2001 were approximately $0.7 million and $17.3 million as compared to approximately $1.7 million and $21.8 million for the corresponding periods in the prior year. Gas resale revenues for the quarter ended September 30, 2001 were approximately $0.4 million on sales of approximately 0.1 million MMBtu’s as compared to approximately $1.1 million on sales of approximately 0.2 million MMBtu’s for the corresponding period in the prior year. Gas resale revenues for the nine months ended September 30, 2001 were approximately $15.2 million on sales of approximately 2.8 million MMBtu’s as compared to approximately $9.2 million on sales of approximately 2.5 million MMBtu’s for the corresponding period in the prior year. The decrease in gas resales revenues for the quarter ended September 30, 2001 is primarily due to higher load dispatch of Units 1 and 2 and lower natural gas prices, which resulted in lower volumes of natural gas becoming available for resale at lower prices. The increase in gas resale revenues during the nine months ended September 30, 2001 is primarily due to higher natural gas resale prices and lower dispatch of Unit 1, which resulted in higher volumes of natural gas becoming available for resale at higher prices. The increase in natural gas resale prices during the nine months ended September 30, 2001 generally resulted from higher market pricing for gas as well as increased demand for electric generation. Gas resales occur during periods when Units 1 or 2 are not operating at full capacity. Gas optimization revenues for the quarter ended September 30, 2001 were approximately $0.3 million on sales of approximately 0.1 million MMBtu’s as compared to approximately $0.6 million on sales of approximately 0.1 million MMBtu’s for the corresponding period in the prior year. Gas optimization revenues for the nine months ended September 30, 2001 were approximately $1.7 million on sales of approximately 0.3 million MMBtu’s as compared to approximately $10.8 million on sales of approximately 3.5 million MMBtu’s for the corresponding period in the prior year. Gas optimizations occur when the Partnership is able to optimize the long-term supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. There were no revenues from peak shaving arrangements during the quarters ended September 30, 2001 and 2000. Revenues from peak shaving arrangements for the nine months ended September 30, 2001 were approximately $0.4 million on sales of 0.0 thousand MMBtu’s as compared to approximately $1.8 million on sales of approximately 0.2 million MMBtu’s for the corresponding period in the prior year. Peak shaving arrangements occur when the Partnership enters into contracts with third party purchasers which allow purchasers to buy a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season.

Fuel and transmission costs for the quarter and nine months ended September 30, 2001 were approximately $26.5 million and $99.4 million as compared to approximately $31.7 million and $97.1 million for the corresponding periods in the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations and transmission costs, for the quarter ended September 30, 2001 were approximately $23.7 million on purchases of approximately 7.1 million MMBtu’s as compared to approximately $29.2 million on purchases of approximately 7.1 million MMBtu’s for the corresponding period in the prior year. The decrease in the cost of fuel for the quarter ended September 30, 2001 was primarily due to the lower price of gas under the firm fuel supply contracts. Fuel costs, excluding the cost of fuel associated with gas optimizations, the cost of fuel associated with peak shaving arrangements, and transmission costs, for the nine months ended September 30, 2001 were approximately $91.2 million on purchases of approximately 20.9 million MMBtu’s as compared to approximately $80.8 million on purchases of approximately 21.3 million MMBtu’s for the corresponding period in the prior year. The increase in the cost of fuel for the nine months ended September 30, 2001 was primarily due to the higher price of gas under the firm fuel supply contracts. Fuel costs associated with gas optimizations for the quarter ended September 30, 2001 were approximately $0.3 million on purchases of approximately 0.1 million MMBtu’s as compared to approximately $0.6 million on purchases of approximately 0.1 million MMBtu’s for the corresponding period in the prior year. Fuel costs associated with gas optimizations for the nine months ended September 30, 2001 were approximately $1.7 million on purchases of approximately 0.3 million MMBtu’s as compared to approximately $10.0 million on purchases of approximately 3.5 million MMBtu’s for the corresponding period in the prior year. There were no fuel costs associated with peak shaving arrangements during the quarters ended September 30, 2001 and 2000. Fuel costs associated with peak shaving arrangements for the nine months ended September 30, 2001 were $0.0 million on purchases of 0.0 thousand MMBtu’s as compared to $0.8 million on purchases of 0.2 million MMBtu’s for the corresponding period in the prior year. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. During the quarter ended September 30, 2001 and 2000, fuel costs increased by approximately $0.8 million and $0.7 million, respectively, as a result of the currency swap agreements. During the nine months ended September 30, 2001 and 2000, fuel costs increased by approximately $2.3 million and $1.8 million, respectively, as a result of the currency swap agreements. Transmission costs for the quarter and nine months ended September 30, 2001 and 2000, were approximately $2.5 million and $6.5 million as compared to approximately $1.9 million and $5.5 million for the corresponding periods in the prior year.

Other operating and maintenance expenses for the quarter and nine months ended September 30, 2001 were approximately $3.7 million and $14.2 million as compared to approximately $2.9 million and $10.0 million for the corresponding periods in the prior year. The increases are primarily due to differences in the scheduling of planned maintenance.

Total other operating expenses, excluding amortization of deferred financing charges, for the quarter and nine months ended September 30, 2001 of approximately $1.1 million and $3.4 million were comparable to the corresponding periods in the prior year.

Amortization of deferred financing charges for the quarter and nine months ended September 30, 2001 of approximately $0.3 million and $0.8 million were comparable to the corresponding periods in the prior year. Deferred financing charges are amortized using the effective interest method.

Net interest expense for the quarter and nine months ended September 30, 2001 were approximately $7.8 million and $23.0 million as compared to $8.1 million and $23.5 million for the corresponding periods in the prior year. The decreases in net interest expense are primarily due to lower interest expense resulting from the lower principal balances outstanding, partially offset by lower interest income resulting from lower interest rates.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter and nine months ended September 30, 2001 was approximately $22.1 million and $46.3 million as compared to approximately $23.3 million and $45.6 million for the corresponding periods in the prior year. Net cash provided by operating activities primarily represents net income plus the net effect of recurring changes in cash receipts and disbursements within the Partnership’s operating assets and liability accounts.

Net cash used in investing activities for the quarter and nine months ended September 30, 2001 was approximately $3.0 thousand and $909.0 thousand as compared to approximately $72.0 thousand and $729.0 thousand for the corresponding periods in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the quarter and nine months ended September 30, 2001 was approximately $23.0 million and $46.5 million as compared to approximately $22.9 million and $44.9 million for the corresponding periods in the prior year. Pursuant to the Partnership’s Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities during the quarters ended September 30, 2001 and 2000 primarily represent deposits of monies into the Interest and Principal Funds. Net cash flows used in financing activities during the nine months ended September 30, 2001 and 2000 primarily represent deposits of monies into the Interest and Principal Funds, distributions to partners and the semi-annual payment of principal on long-term debt.

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

Interest Rates

The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter and nine months ended September 30, 2001 would have resulted in a negative impact of approximately $37.7 thousand and $168.2 thousand, respectively, on the Partnership’s net income.

The Partnership’s long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

The Partnership’s currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership’s exposure is limited to the currency exchange rate differential. During the quarter and nine months ended September 30, 2001, the currency exchange rate differential resulted in a negative impact of approximately $0.8 million and $2.3 million, respectively, on the Partnership’s net income.

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

                                             SELKIRK COGEN PARTNERS, L.P.

                                             JMC SELKIRK, INC.
                                             General Partner

Date: November 14, 2001                      /s/ JOHN R. COOPER
                                             -----------------------------------
                                             Name:    John R. Cooper
                                             Title:   Senior Vice President and
                                                      Chief Financial Officer

                                       17

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SELKIRK COGEN FUNDING
                                            CORPORATION

Date:  November 14, 2001                    /s/  JOHN R. COOPER
                                            ------------------------------------
                                            Name:    John R. Cooper
                                            Title:   Senior Vice President and
                                                     and Chief Financial Officer

                                       18