Form 10-K
period 2001-12-31
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2002-03-29
CIK 929518, 929540

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 20011

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
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         As of March 28, 2002, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:
None

=======================================================================================================

TABLE OF CONTENTS

                                                                                 Page
                                                                                 ----

                                     PART I

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters.................................................   17
Item 6.  Selected Financial Data..............................................   17
Item 7.  Management's Discussion and Analysis of Financial

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.................................   35

                                    PART III

Item 10. Directors and Executive Officers of the Funding Corporation
          and the Managing General Partner...................................    36
Item 11. Executive and Board Compensation and Benefits.......................    38
Item 12. Security Ownership of Certain Beneficial Owners and
          Management.........................................................    38
Item 13. Certain Relationships and Related Transactions......................    40

                                    PART IV

Item 14. Financial Statements, Exhibits and Reports on Form 8-K..............    41

Signatures...................................................................    55

i

PART I

ITEM 1.   BUSINESS

General

         Selkirk Cogen Partners, L.P. (the “Partnership”) is a Delaware limited partnership that owns a natural gas-fired cogeneration facility in the Town of Bethlehem, County of Albany, New York (together with associated materials, ancillary structures and related contractual and property interests, the “Facility”). The Partnership was formed in 1989, and its sole business is the ownership, operation and maintenance of the Facility. The Partnership has long-term contracts for the sale of electric capacity and energy produced by the Facility with Niagara Mohawk Power Corporation (“Niagara Mohawk”) and Consolidated Edison Company of New York, Inc. (“Con Edison”) and steam produced by the Facility with GE Plastics, a core business of General Electric Company (“General Electric”). The Partnership operates as a single business segment.

         Selkirk Cogen Funding Corporation (the “Funding Corporation”), a Delaware corporation, was organized in April 1994 to serve as a single-purpose financing subsidiary of the Partnership. All of the issued and outstanding capital stock of the Funding Corporation is owned by the Partnership.

         The Partnership and the Funding Corporation’s principal executive offices are located at One Bowdoin Square, Boston, Massachusetts 02114. The telephone number is (617) 788-3000.

The Partnership

         The managing general partner of the Partnership is JMC Selkirk, Inc. (“JMC Selkirk” or the “Managing General Partner”). The other general partner of the Partnership (together with JMC Selkirk, the “General Partners”) is RCM Selkirk GP, Inc. (“RCM Selkirk GP”, formerly Cogen Technologies Selkirk GP, Inc.). The limited partners of the Partnership (the “Limited Partners,” and together with the General Partners, the “Partners”) are JMC Selkirk, PentaGen Investors, L.P. (“Investors”, formerly JMCS I Investors, L.P.), Aquila Selkirk, Inc. (“Aquila Selkirk”, formerly EI Selkirk, Inc.) and RCM Selkirk, LP, Inc. (“RCM Selkirk LP”, formerly Cogen Technologies Selkirk LP, Inc.).

         The Managing General Partner is responsible for managing and controlling the business and affairs of the Partnership, subject to certain powers which are vested in the management committee of the Partnership (the “Management Committee”) under the Partnership Agreement. Each General Partner has a voting representative on the Management Committee, which, subject to certain limited exceptions, acts by unanimity. Thus, the General Partners, and principally the Managing General Partner, exercise control over the Partnership. JMCS I Management, Inc. (“JMCS I Management”), an affiliate of the Managing General Partner, is acting as the project management firm (the “Project Management Firm”) for the Partnership, and as such is responsible for the implementation and administration of the Partnership’s business under the direction of the Managing General Partner. Upon the occurrence of certain events specified in the Partnership Agreement, RCM Selkirk GP may assume the powers and responsibilities of the Managing General Partner and of the Project Management Firm. Under the Partnership Agreement, each General Partner other than the Managing General Partner may convert its general partnership interest to that of a Limited Partner.

           JMC Selkirk is an indirect, wholly-owned subsidiary of Beale Generating Company ("Beale", formerly J. Makowski Company, Inc.) which is jointly owned by Cogentrix Eastern America, Inc. ("Cogentrix") and PG&E Generating Power Group, LLC ("PG&EGen Power"). Cogentrix is a subsidiary of Cogentrix Energy, Inc. PG&EGen Power is a direct, wholly-owned subsidiary of PG&E Generating Company, LLC ("PG&EGen Company"), an indirect, wholly-owned subsidiary of PG&E National Energy Group, Inc. ("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation.

           JMCS I Management is a direct, wholly-owned subsidiary of PG&E Generating Services, LLC, a direct, wholly-owned subsidiary of PG&EGen Company, an indirect, wholly-owned subsidiary of PG&E Corporation.

           Investors is a Delaware limited partnership consisting of JMCS I Holdings, Inc., JMC Selkirk (each an affiliate of Beale), and TPC Generating, Inc.

           RCM Selkirk GP and RCM Selkirk LP are each affiliates of RCM Holdings, Inc. (“RCM”, formerly Cogen Technologies, Inc.).

           Aquila Selkirk is a wholly-owned subsidiary of Aquila East Coast Generation, Inc. ("Aquila ECG", formerly GPU International, Inc.) which is a wholly-owned subsidiary of MEP Investments, LLC ("MEP"). MEP is an indirect wholly-owned subsidiary of Aquila Merchant Services, Inc. ("Aquila", formerly Aquila, Inc.).

           In December 2000, and in January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG, known as a “ringfencing” transaction. The ringfencing involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG. After the ringfencing structure was implemented, two independent rating agencies, Standard and Poor’s and Moody’s Investor Services issued investment grade ratings for NEG and reaffirmed such ratings for certain NEG subsidiaries. On April 6, 2001, Pacific Gas and Electric Company (the “Utility”), another subsidiary of PG&E Corporation, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. On September 20, 2001, the Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect NEG or any of its subsidiaries. Subsequent to the bankruptcy filing, the investment grade ratings of NEG and its rated subsidiaries were reaffirmed on April 6 and 9, 2001. The Managing General Partner believes that NEG and its direct and indirect subsidiaries as described above, including JMC Selkirk, Investors, or the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

The Funding Corporation

           The Funding Corporation was established for the sole purpose of issuing $165,000,000 of 8.65% First Mortgage Bonds Due 2007 (the “Old 2007 Bonds”) and $227,000,000 of 8.98% First Mortgage Bonds Due 2012 (the “Old 2012 Bonds,” and collectively with the Old 2007 Bonds, the “Old Bonds”) and as agent acting on behalf of the Partnership pursuant to a Trust Indenture among Funding Corporation, the Partnership and Bankers Trust Company, as trustee (the “Indenture”). A portion of the proceeds from the sale of the Old Bonds was loaned to the Partnership in connection with the financing of its outstanding indebtedness and the remaining proceeds were loaned to the Partnership (the total amount of such extensions of credit, the “Partnership Loans”). In November 1994, the Funding Corporation and the Partnership offered to exchange (i) $165,000,000 of 8.65% First Mortgage Bonds Due 2007, Series A (the “New 2007 Bonds”) for a like principal amount of Old 2007 Bonds, and (ii) $227,000,000 of 8.98% First Mortgage Bonds Due 2012, Series A (the “New 2012 Bonds,” and collectively with the New 2007 Bonds, the “New Bonds”, and the New Bonds together with the Old Bonds, the “Bonds”) for a like principal amount of Old 2012 Bonds, respectively, with the holders thereof. On December 12, 1994, the exchange of all of the Old Bonds for the New Bonds was completed, and none of the Old Bonds remain outstanding. The obligations of the Funding Corporation in respect of the Bonds are unconditionally guaranteed by the Partnership (the “Guarantee”).

           The Bonds, the Partnership Loans and the Guarantee are not guaranteed by, or otherwise obligations of, the Partners, Beale, TPC Generating, Inc., PG&E Corporation, Cogentrix Energy, Inc., RCM, Aquila, or any of their respective affiliates, other than the Funding Corporation and the Partnership. The obligations of the Partnership under the Partnership Loans and the Guarantee are secured by, among other things, a pledge by the General Partners of their respective general partnership interests in the Partnership and pledges by the shareholders of JMC Selkirk and RCM Selkirk GP of the outstanding capital stock of each such General Partner.

The Facility and Certain Project Contracts

The Facility

           The Facility is located on an approximately 15.7 acre site leased from General Electric adjacent to General Electric’s plastic manufacturing plant (the “GE Plant”) in the Town of Bethlehem, County of Albany, New York (the “Facility Site”). The Facility is a natural gas-fired cogeneration facility, which has a total electric generating capacity in excess of 345 megawatts (“MW”) with a maximum average steam output of 400,000 pounds per hour (“lbs/hr”). The Facility consists of one unit (“Unit 1”) with an electric generating capacity of approximately 79.9 MW and a second unit (“Unit 2”) with an electric generating capacity of approximately 265 MW. The Public Utilities Regulatory Policies Act of 1978, as amended (“PURPA”) defines a cogeneration facility as a facility which produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes, through the sequential use of one or more energy inputs. In the case of the Facility, the Facility uses natural gas as its primary fuel input to produce electric energy for sale to Niagara Mohawk, Con Edison, PG&E Energy Trading – Power, L.P. (“PG&E Energy Trading”) and the New York Independent System Operator (“ISO”) and to produce useful thermal energy in the form of steam for sale to General Electric for industrial purposes. The Facility is a “topping-cycle cogeneration facility,” which means that when the Facility is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to General Electric. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than typical utility plants. The Facility has been certified as a qualifying facility (“Qualifying Facility”) in accordance with PURPA and the regulations promulgated thereunder by the Federal Energy Regulatory Commission (“FERC”).

Niagara Mohawk

           The Partnership has a long-term contract with Niagara Mohawk for the sale of electric capacity and energy produced by Unit 1 to Niagara Mohawk. For the year ended December 31, 2001, 2000 and 1999, electric sales to Niagara Mohawk accounted for approximately 16.5%, 18.7% and 19.5%, respectively, of total project revenues.

           Unit 1 commenced commercial operation on April 17, 1992 and through June 30, 1998 sold at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk under the original long-term contract that allowed Niagara Mohawk to schedule Unit 1 for dispatch on an economic basis (the “Original Niagara Mohawk Power Purchase Agreement”). The term of the Original Niagara Mohawk Power Purchase Agreement was 20 years from the date of initial commercial operation of Unit 1. On August 31, 1998 the Partnership and Niagara Mohawk executed an Amended and Restated Power Purchase Agreement dated as of July 1, 1998 (the “Amended and Restated Niagara Mohawk Power Purchase Agreement”). The term of the Amended and Restated Niagara Mohawk Power Purchase Agreement is ten years from July 1, 1998 (with the exception of certain transitional call and put rights which were held by Niagara Mohawk and the Partnership (the “Transitional Rights”) and terminated on October 31, 2000, with respect to energy and capacity sales).

           The Amended and Restated Niagara Mohawk Power Purchase Agreement provides for a monthly contract payment (“Monthly Contract Payment”) which is comprised of four indexed pricing components: (i) a capacity payment, (ii) an energy payment, (iii) a transportation payment, and (iv) an operation and maintenance payment. The capacity payment, transportation payment, operation and maintenance payment and a fixed portion of the energy payment are payable whether or not the Partnership sells energy or capacity to Niagara Mohawk. The variable portion of the energy payment varies with the quantities of energy and capacity actually sold to Niagara Mohawk pursuant to the Transitional Rights or exercise by Niagara Mohawk of its right of first refusal described below. Niagara Mohawk will be obligated to pay the Partnership the Monthly Contract Payment to the extent such number is positive, and the Partnership will be obligated to pay Niagara Mohawk the Monthly Contract Payment to the extent such number is negative. Since the capacity payment and the fixed portion of the energy payment are offset by actual market prices, during periods in which the market energy price or market capacity price is high, the sum of these payments could result in a negative number. In such event the Partnership would be obligated to make payments to Niagara Mohawk. Under the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership at all times retains the right to sell Unit 1 energy and associated capacity at the prevailing market price (assuming the plant is available for generation). The Partnership would expect net revenues from such sales to mitigate the impact of any payments it might be required to make to Niagara Mohawk during periods in which actual market prices are high.

           During the period from July 1, 1998 through November 18, 1999, the initial market pricing for energy was a proxy market price based on Niagara Mohawk’s tariff for power purchases from Qualifying Facilities. On November 18, 1999, the ISO commenced operations for each of eleven regions and at each generator interconnection within New York State. The ISO establishes a marketplace whereby market prices will be determined based on daily bids for quantity and price of energy as put by each willing supplier and will establish the price at which each generator will be paid for energy supplied to the region.

           Niagara Mohawk has a right of first refusal to purchase energy and/or capacity up to the applicable monthly contract quantity during the ten-year term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. Accordingly, before the Partnership may sell such energy and associated capacity to third parties, it must first offer Niagara Mohawk the opportunity to purchase that energy and capacity at the market energy price, and, if applicable, the market capacity price. If Niagara Mohawk declines, the Partnership may sell such power to third parties. Energy and associated capacity in excess of the monthly contract quantity is not subject to Niagara Mohawk’s right of first refusal.

           The annual contract volumes and notional contract quantities which are used to calculate the fixed portions of the Monthly Contract Payment and establish the maximum quantities of energy and capacity, which are subject to Niagara Mohawk’s right of first refusal, are set forth below.

----------------------------------------------------------------------------
                                  Annual Contract
           Contract                   Volume                Quantity
             Year                       MWh                    MW
----------------------------------------------------------------------------
              1                       325,400                37.146
              2                       331,000                37.785
              3                       375,900                42.911
              4                       417,500                47.660
              5                       419,500                47.888
              6                       442,000                50.457
              7                       451,700                51.564
              8                       461,300                52.660
              9                       473,400                54.041
              10                      485,200                55.388
----------------------------------------------------------------------------

           Niagara Mohawk owns, operates and maintains interconnection facilities for the combined Facility in accordance with separate Unit 1 and Unit 2 interconnection agreements. The Unit 1 interconnection facility is necessary to effect the transfer of electricity produced at Unit 1 into Niagara Mohawk’s power grid at the delivery point adjacent to Unit 1. Since Unit 1 is interconnected directly to the power grid, no transmission services are required for the delivery of power directly to the ISO. The Unit 2 interconnection facility is necessary to effect the transfer of electricity produced at Unit 2 into Niagara Mohawk’s transmission system. Pursuant to a transmission services agreement, Niagara Mohawk has agreed to provide firm transmission services from Unit 2 to the point of interconnection between Niagara Mohawk’s transmission system and Con Edison’s transmission system for a period of 20 years from the date of the commencement of commercial operation of Unit 2.

Con Edison

           Unit 2 commenced commercial operation on September 1, 1994 and is selling 265 MW of electric capacity and associated energy to Con Edison under a long-term contract that allows Con Edison to schedule Unit 2 for dispatch on an economic basis (the “Con Edison Power Purchase Agreement,” and together with the Amended and Restated Niagara Mohawk Power Purchase Agreement, the “Power Purchase Agreements”). The Con Edison Power Purchase Agreement has a term of 20 years from the date of commencement of commercial operation of Unit 2, subject to a 10-year extension under certain conditions. The Con Edison Power Purchase Agreement provides for four payment components: (i) a capacity payment, (ii) a fuel payment, (iii) an Operations and Maintenance (“O&M”) payment and (iv) a wheeling payment. The capacity payment, a portion of the fuel payment, a portion of the O&M payment, and the wheeling payment are fixed charges to be paid on the basis of plant availability to operate whether or not Unit 2 is dispatched on-line. The variable portions of the fuel payment and O&M payment are payable based on the amount of electricity produced by Unit 2 and delivered to Con Edison. The total fixed and variable fuel payment is capped at a ceiling price established (and is subject to adjustment) in accordance with the Con Edison Power Purchase Agreement, and includes a component, which is equal to one-half of the amount by which Unit 2‘s actual fixed and variable fuel commodity and transportation costs differs from the ceiling price. For the year ended December 31, 2001, 2000 and 1999 electric sales to Con Edison accounted for approximately 65.2%, 61.5% and 68.1%, respectively, of total project revenues.

           In 1994 and 1995 Con Edison claimed the right to acquire that portion of Unit 2‘s firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability (“non-plant gas”), or alternatively to be compensated for 100% of the margins derived from non-plant gas sales. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to exercise such rights. The Partnership vigorously disputes the position adopted by Con Edison, and since the commencement of Unit 2‘s operation in 1994, the Partnership has made and continues to make, from time to time, non-plant gas sales from Unit 2‘s gas supply. Although representatives of Con Edison have expressly reserved all rights that Con Edison may have to pursue its asserted claim with respect to non-plant gas sales, the Partnership has received no further formal communication from Con Edison on this subject since 1995. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership’s full recovery of its damages. The Partnership’s cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2‘s excess natural gas volumes and the related margins.

           On July 21, 1998, the New York Public Service Commission (the “NYPSC”) approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the “Con Edison Divestiture Plan”). Although the Con Edison Divestiture Plan does not include any proposal by Con Edison for the sale or other disposition of its contractual obligations for purchasing power from non-utility generators, like the Partnership, the NYPSC has ordered Con Edison to submit a report regarding the feasibility of divesting its non-utility generator entitlements. At this time, the Partnership has insufficient information to determine whether, in the course of these proceedings at the NYPSC, Con Edison may seek to assign its rights and obligations under the Con Edison Power Purchase Agreement with the Partnership to a third party or to take some other action for the purpose of divesting itself of the power purchase obligations under such contract; nor can the Partnership evaluate the impact which any such assignment or other action, if proposed, may ultimately have on the Con Edison Power Purchase Agreement.

PG&E Energy Trading

           To sell the excess capacity and energy generated from Units 1 and 2 and other energy-related products, the Partnership entered into an enabling agreement (the “Enabling Agreement”) with PG&E Energy Trading, an affiliate of JMC Selkirk. The Enabling Agreement became effective on May 31, 1996, for a term of one year, and may be extended by mutual agreement of the Partnership and PG&E Energy Trading. The Enabling Agreement has previously been extended through May 31, 2002 and the Partnership intends to renew the Enabling Agreement through May 2003. Under the Enabling Agreement, the Partnership has the ability to enter into certain transactions for the purchase and sale of electric capacity, electric energy and other services at negotiated market prices. For each transaction, a transaction letter is executed establishing the following terms and conditions: (i) the period of delivery; (ii) the contract price; (iii) the delivery points; and (iv) the contract quantity. For the year ended December 31, 2001, 2000 and 1999, sales to PG&E Energy Trading accounted for approximately 1.7%%, 6.4% and 3.3%, respectively, of total project revenues.

New York Independent System Operator

           The ISO commenced operation on November 18, 1999 and took formal control of the New York wholesale electric power system on December 1, 1999. The ISO administers markets in energy, installed capacity and ancillary services for the New York control area and operates the bulk power transmission system in New York. Energy transactions in New York may involve sales and purchases to and from the ISO in the ISO-administered markets, or bilateral transactions between participants in the New York wholesale market. PG&E Energy Trading and the Partnership are active participants in these markets. For the years ended December 31, 2001, 2000 and 1999, sales to the ISO accounted for approximately 8.1%, 0.1% and 0.0% of total project revenues.

General Electric

           Pursuant to a steam sales agreement with General Electric (the “Steam Sales Agreement”), the Partnership is obligated to sell up to 400,000 lbs/hr of the thermal output of Unit 1 and Unit 2 for use as process steam at the GE Plant adjacent to the Facility for a term extending 20 years from the date of commercial operations of Unit 2. The Partnership charges General Electric a nominal price for steam delivered to General Electric in an amount up to the annual equivalent of 160,000 lbs/hr during each hour in which the GE Plant is in production (the “Discounted Quantity”). Steam sales in excess of the Discounted Quantity are priced at General Electric’s avoided variable direct cost, subject to an “annual true-up” to ensure that General Electric receives the annual equivalent of the Discounted Quantity at nominal pricing.

           Pursuant to the Steam Sales Agreement, General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric implemented an energy efficiency project in 1997 that reduced the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000 lbs/hr. If General Electric is able to manage its annual average steam demand at 160,000 lbs/hr then the Partnership’s steam revenues would be reduced to the nominal amount General Electric is charged for the annual equivalent of 160,000 lbs/hr. The energy efficiency project does not relieve General Electric of its contractual obligation to purchase the minimum thermal output necessary for the Facility to maintain its status as a Qualifying Facility. For the year ended December 31, 2001, 2000 and 1999, sales to General Electric accounted for approximately 0.0%, 1.1% and 0.5%, respectively, of total project revenues.

Unit 1 Gas Supply and Transportation

           To supply natural gas needed to operate Unit 1, the Partnership entered into a gas supply agreement with Paramount Resources Ltd. (“Paramount”) on a firm 365-day per year basis for a 15-year term beginning November 1, 1992 (the “Original Paramount Contract”). On May 6, 1998, the Partnership and Paramount executed a Second Amended and Restated Gas Purchase Contract (the “Amended Paramount Contract”) in conjunction with consummation of the transactions pursuant to the Amended and Restated Niagara Mohawk Power Purchase Agreement. Under the Amended Paramount Contract, the 15-year term remains unchanged, and the maximum daily quantity of natural gas that the Partnership is entitled to purchase is 16,400 Mcf. The Amended Paramount Contract requires Paramount to maintain a level of recoverable reserves and deliverability from its dedicated reserves through the term of the Amended Paramount Contract. Paramount must demonstrate that it meets the recoverable reserves and deliverability requirements in an annual report to the Partnership.

           The Partnership entered into certain long-term contracts (collectively, the “Unit 1 Gas Transportation Contracts”) for the transportation of the Unit 1 natural gas volumes on a firm 365-day per year basis with TransCanada Pipelines Limited (“TransCanada”), Iroquois Gas Transmissions System, L.P. (“Iroquois”) and Tennessee Gas Pipeline Company (“Tennessee”). Each of the Unit 1 Gas Transportation Contracts has a term of 20 years beginning November 1, 1992. Concurrent with the effectiveness of the Amended Paramount Contract, the Partnership released 6,000 Mcf of the Partnership’s daily transportation capacity rights under the Partnership’s firm gas transportation contract for Unit 1 with TransCanada, in conjunction with Paramount’s acquiring 6,000 Mcf of daily transportation capacity rights on TransCanada’s pipeline system.

Unit 2 Gas Supply and Transportation

           To supply natural gas needed to operate Unit 2, the Partnership entered into gas supply agreements with Imperial Oil Resources, PanCanadian Petroleum Limited and Producers Marketing Ltd. (formerly Atcor Limited) (collectively, the “Unit 2 Gas Supply Contracts”), each on a firm 365-day per year basis. Each of the Unit 2 Gas Supply Contracts has a 15-year term beginning November 1, 1994. The Unit 2 gas suppliers have supported their delivery obligations to the Partnership with their respective corporate warranties. The Unit 2 Gas Supply Contracts are not supported by dedicated reserves. The Partnership entered into certain long-term contracts (collectively, the “Unit 2 Gas Transportation Contracts”) for the transportation of the Unit 2 natural gas volumes on a firm 365-day per year basis with TransCanada, Iroquois and Tennessee. Each of the Unit 2 Gas Transportation Contracts has a term of 20 years beginning November 1, 1994.

Fuel Management

           The Partnership, through the Project Management Firm, manages the Facility’s fuel arrangements. The Partnership attempts to direct the supply and transportation of natural gas to Unit 1 and Unit 2 under its long-term gas supply and transportation contracts so as to have sufficient quantities of natural gas available at the Facility to meet its scheduled operation. In addition, the Partnership endeavors to take advantage of market opportunities, as available, to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These opportunities include “gas resales”, “gas optimizations” and “peak shaving arrangements”. Gas resales are sales of excess natural gas supplies when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity. Gas optimizations are opportunities whereby the Partnership is able to optimize the long-term gas supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Peak shaving are arrangements whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season. At such times as the purchaser calls upon the Partnership’s firm natural gas supply under a peak shaving arrangement, the Partnership intends to operate on No. 2 fuel oil or, if available, interruptible natural gas supplies. Typically, the Partnership’s liability for failure to deliver natural gas when called for under a peak shaving agreement is to reimburse the purchaser for its prudently incurred incremental costs of finding a replacement supply of natural gas. The Partnership attempts to schedule firm gas transportation services to meet its requirements to fuel Unit 1 and Unit 2 and to meet its gas resales, gas optimizations and peak shaving sales commitments without incurring penalties for taking natural gas above or below amounts nominated for delivery from the gas transporters. The Partnership supplements its contracted firm transportation to the extent necessary to make gas resales, gas optimizations and peak shaving sales by entering into agreements for interruptible transportation service. In managing Unit 2‘s fuel arrangements, the Partnership, through the Project Management Firm, intends to take into account that the Partnership must purchase a minimum annual quantity of natural gas under the Unit 2 Gas Supply Contracts, subject to true-up procedures, to avoid reduction of the maximum daily contract quantity under such agreements. For the year ended December 31, 2001, 2000 and 1999, fuel revenues accounted for approximately 8.3%, 12.2% and 8.6%, respectively, of total project revenues.

           Unit 1 and Unit 2 have the capability to operate on No. 2 fuel oil and are able to switch fuel sources from natural gas to fuel oil, and back, without interrupting the generation of electricity. The Partnership’s air permit allows the Facility to burn oil for a maximum of 2,190 hours per year (91.25 days per year) at full capacity. The Partnership currently has on-site storage for approximately 910 thousand gallons of fuel oil, a supply sufficient to run all three gas turbines constituting the Facility for approximately one and a half days at full capacity without refilling. The Partnership purchases fuel oil on a spot basis. The Facility Site is approximately five miles from the Port of Albany, New York, a major oil terminal area. In addition, several major oil companies supply No. 2 fuel oil in the Albany area through leased storage or throughput arrangements. Fuel oil is transported to the Facility by truck.

Customers/Competition

           Niagara Mohawk is an investor-owned utility engaged in the purchase, transmission and distribution of electrical energy and natural gas to customers in upstate New York.

           Con Edison is an investor-owned utility engaged in the purchase and/or production, transmission and distribution of electrical energy and natural gas to New York City (except portions of Queens) and most of Westchester County, New York.

           PG&E Energy Trading, an affiliate of JMC Selkirk, is a wholly-owned indirect subsidiary of PG&E Corporation, engaged in selling energy and energy-related products to power marketers, industrials, utilities and municipalities. PG&E Energy Trading trades with United States and Canadian counterparties.

           The ISO is a not-for-profit organization that has the objective of facilitating fair and open competition in the wholesale power market and creating an electricity commodity market in which power is purchased and sold on the basis of competitive bidding.

           GE Plastics, a core business of General Electric, manufactures high-performance engineered plastics used in applications such as automobiles, housings for computers and other business equipment. GE Plastics sells worldwide to a diverse customer base consisting mainly of manufacturers.

           The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities. In addition to independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and other industrial companies, as well as subsidiaries of regulated utilities, have entered the non-utility power market. The Partnership has a long-term agreement to sell electric generating capacity and energy from the Facility to Con Edison. The Partnership has also executed an Amended and Restated Power Purchase Agreement with Niagara Mohawk, which now provides a hedge on energy costs to Niagara Mohawk while also providing for the Partnership’s recovery of capacity and other fixed payments over a term of ten years. Therefore, the Partnership does not expect competitive forces to have a significant effect on this portion of its business. Nevertheless, the Facility will typically be scheduled on an economic basis, which takes into account the variable cost of electricity to be delivered by the Unit compared to the variable cost of electricity available to the purchaser from other sources. Accordingly, competitive forces may have some effect on the Facility’s dispatch levels. The Partnership cannot, at this time, determine what long-term effect, if any, the impact of such competitive sales will have on the Partnership’s financial condition or results of operation. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for a discussion of the Facility’s dispatch levels.

Seasonality

           The Partnership’s reliance on its power purchasers’ customer and market demand results in the Facility’s dispatch being somewhat affected by seasonality. Electric markets typically peak during the warmer summer months due to customer reliance on air conditioning and again during the darker winter months as customers utilize more lighting. In addition, the gas resale market is also somewhat seasonal in nature, with the cold winter months tending to drive up the price of natural gas.

Regulations and Environmental Matters

           The Partnership must sell an aggregate annual average of approximately 80,000 lbs/hr from Unit 1 and Unit 2 combined for use as process steam by General Electric and must satisfy other operating and ownership criteria in order to comply with the requirements for a Qualifying Facility under PURPA. If the Facility were to fail to meet such criteria, the Partnership may become subject to regulation as a subsidiary of a holding company, a public utility company or an electric utility company under PUHCA, the Federal Power Act (the “FPA”) and state utility laws. If the Facility loses its Qualifying Facility status, its Power Purchase Agreements will be subject to the jurisdiction of the FERC under the FPA. The Partnership may nevertheless be exempt from regulation under PUHCA if it maintains “exempt wholesale generator” status. In 1994, the Partnership filed with the FERC an Application for Determination of Exempt Wholesale Generator Status, which was granted by the FERC.

           In addition to being a Qualifying Facility, Unit 1, prior to the commencement of operations by Unit 2, was a New York State co-generation facility under the New York Public Service Law and consequently exempt from most regulation otherwise applicable under that law to Unit 1‘s steam and electric operations. The Partnership has obtained from the NYPSC a declaratory order that the Facility will not be subject to regulation as an electric corporation, steam corporation or gas corporation under the New York Public Service Law, except to the extent necessary to implement safety and environmental regulation. Under certain circumstances, and subject to the conditions set forth in the Indenture, the Partnership may become subject to regulation under the New York Public Service Law as an electric corporation, steam corporation or gas corporation. For example, if the Partnership were to engage in sales of electricity to General Electric at the GE Plant, the Partnership could be deemed an electric corporation.

           All regulatory approvals currently required to operate the combined Facility have been obtained. In response to regulatory change, and in the course of normal business, the Partnership files requisite documents and applies for a variety of permits, modifications, renewals and regulatory extensions. It is not possible to ascertain with certainty when or if the various required governmental approvals and actions which are petitioned will be accomplished, whether modifications of the Facility will be required or, generally, what effect existing or future statutory action may have upon Partnership operations.

           The Partnership is subject to federal, state, and local laws and regulations pertaining to air and water quality, and other environmental matters. Except as set forth herein below, no material proceedings have been commenced or, to the knowledge of the Partnership, are contemplated by any federal, state or local agency against the Partnership, nor is the Partnership a defendant in any litigation with respect to any matter relating to the protection of the environment.

           The 1990 amendments to the Federal Clean Air Act (the “1990 Clean Air Amendments”) require a large number of rulemaking and other actions by the United States Environmental Protection Agency (the “EPA” or the “Agency”) and the New York State Department of Environmental Conservation (the “DEC”). The DEC has adopted regulations for New York State’s (the “State”) operating permit program consistent with the requirements of Title V of the 1990 Clean Air Act Amendments and has received interim final approval of the State’s program from the EPA. Pursuant to the State’s program the Facility is required to obtain a new Title V operating permit, an application for which was submitted to the DEC prior to June 9, 1997.

           On November 6, 2001, the Partnership received from the DEC the Facility’s Title V operating permit endorsed by the DEC on November 2, 2001 (the “Title V Permit”). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership’s existing air permits, and the Facility’s compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit, and the terms and conditions of the Title V Permit will be stayed pending a final DEC decision on the appeal. At this time it is too early for the Partnership to assess the likely outcome of the adjudicatory hearing and the impact on the Facility.            In December 1995, the Partnership received a letter from the EPA requesting revision of the format used by the Partnership for periodic air emission reporting to the Agency. The Partnership tendered an interim response to the inquiry in January 1996. As of the date of this report, the Partnership has not received any further correspondence from the EPA regarding this matter. Although mutual consensus regarding a reporting format is anticipated, the Partnership cannot determine what, if any, actions could potentially be taken by the EPA.

Employees

           The Partnership has no employees. The Project Management Firm provides overall management and administration services to the Partnership pursuant to a Project Administrative Services Agreement. The Project Management Firm provides ten site employees and support personnel in its Boston, Massachusetts and Bethesda, Maryland offices, who manage Unit 1 and Unit 2 on a combined basis.

           General Electric through its O&M services component (the “Operator”) provides operation and maintenance services for the Facility pursuant to a Second Amended and Restated Operation and Maintenance Agreement between the Partnership and General Electric (the “O&M Agreement”). The Operator has substantial experience in operating and maintaining generating facilities using combustion turbine and combined cycle technology and provides 30 employees to operate the Facility.

ITEM 2.   PROPERTIES

           The Facility is located in the Town of Bethlehem, County of Albany, New York, on approximately 15.7 acres of land, which is leased by the Partnership from General Electric. In addition, the Partnership laterally owns an approximately 2.1 mile pipeline that is used for the transportation of natural gas from a point of interconnection with Tennessee’s pipeline facilities to the Facility Site. General Electric has granted certain permanent easements for the location of certain of the Unit 1 and Unit 2 interconnection facilities and other structures.

           The Partnership has leased the Facility to the Town of Bethlehem Industrial Development Agency (the “IDA”) pursuant to a facility lease agreement. The IDA has leased the Facility back to the Partnership pursuant to a sublease agreement. The IDA’s participation exempts the Partnership from certain mortgage recording taxes, certain state and local real property taxes and certain sales and use taxes within New York State.

ITEM 3.   LEGAL PROCEEDINGS

           The Partnership is party to the legal proceedings described below.

Gas Transportation Proceedings

           As part of the ordinary course of business, the Partnership routinely files complaints and intervenes in rate proceedings filed with the FERC by its gas transporters, as well as related proceedings.

Electric Transmission Proceedings

           In 1999, Niagara Mohawk and other New York transmission owning companies (the “Member Systems”) initiated a proceeding at the FERC to amend the transmission agreements of a number of New York independent power producers, including the Partnership. The proposed amendments were intended to reconcile the rates, terms and conditions of certain existing transmission agreements with the restructured ISO-administered markets. The Partnership intervened in the Member Systems’ proceeding at the FERC to protest Niagara Mohawk’s proposed amendments to the transmission services agreement for Unit 2 (the “Transmission Services Agreement’). The Partnership’s protest was settled by the parties in two stipulations, which were approved by the FERC on August 1, 2000 and October 26, 2000, respectively. Among other things, it was agreed in the settlement among the ISO, the Partnership and the other parties to the proceeding, that the Partnership would be deemed to comply with the energy balancing provisions of the ISO tariffs for power sales to parties other than the ISO, provided that any imbalance would be the responsibility of the power purchasers for the purposes of the ISO tariffs. The Partnership and the other parties to this proceeding also agreed to changes in the terms and operation of the ISO’s tariffs, as they affect the Transmission Service Agreement, and agreed that the tariffs would otherwise apply to the Partnership and the Transmission Service Agreement to the extent consistent with the existing provisions of the agreement, as amended.

           A key issue in the Member Systems’ proceeding involved whether compliance with the energy balancing provisions of the ISO’s tariffs, as required under the proposed amendments to the existing Transmission Service Agreement, would undermine the Partnership’s status as a Qualifying Facility. On March 9, 2000, the FERC responded to a certified question concerning this issue submitted by certain parties in the negative, thus preserving the Partnership’s ability to make sales to the ISO without losing its status as a Qualifying Facility.

           As part of the settlement of the Member Systems’ proceeding, the ISO agreed to file a tariff amendment exempting the Partnership and other similarly situated generators from regulation penalties, provided market participants supported the exemption. The ISO filed tariff revisions concerning, among other matters, the suspension of regulation charges on certain generators, including the Partnership, and subsequently made a filing with the FERC that provided the rationale for exempting certain generators, including the Partnership, from potential reimposition of regulation charges. On October 3, 2001, the FERC accepted the ISO filing.

Curtailment

           In October 1992, the NYPSC initiated a proceeding to investigate whether conditions existed which justified the exercise by power purchasing petitioners, including Niagara Mohawk and Con Edison, of certain powers granted under PURPA and the regulations promulgated thereunder to curtail purchases from, and avoid payment obligations to, non-utility generators, including Qualifying Facilities such as the Facility during certain periods. On March 18, 1998, the NYPSC announced that an order instituting a curtailment policy would be forthcoming; however, a written order has not yet been issued. In conjunction with the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement on August 21, 1998, Niagara Mohawk waived any rights to curtail purchases from the Partnership.

           Con Edison has not expressly waived its claimed curtailment rights against dispatchable facilities and has not agreed to exempt the Facility from curtailment, notwithstanding the absence of contractual language in the Power Purchase Agreement granting the utility this right. If Con Edison were to receive NYPSC authorization to curtail power purchases from Qualifying Facilities including dispatchable facilities, it may seek to implement curtailment with respect to the Partnership by avoiding not only energy payments but also capacity payments during periods in which the Facility is curtailed. Such a reduction in energy payments and capacity payments could materially and adversely affect the Partnership’s net operating revenues.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

           There is no established public market for Funding Corporation’s common stock. The ten issued and outstanding shares of common stock of Funding Corporation, $1.00 par value per share, are owned by the Partnership. All of the common equity interests of the Partnership are held by the Partners and, therefore, there is no established public market for the Partnership’s common equity interests.

ITEM 6.   SELECTED FINANCIAL DATA

           Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The selected financial data set forth below should be read in conjunction with the financial statements, related notes and other financial information included elsewhere herein. Certain reclassifications have been made to the selected financial data and supplementary financial information set forth below to reflect new accounting pronouncements as discussed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

                                                          Year Ended December 31,
                                            -------------------------------------------------------------
                                            2001        2000           1999           1998           1997
                                            ----        ----           ----           ----           ----
                                                               (in thousands)
Statement of Operations
   Data:
  Operating revenues                     $229,725     $234,377       $177,468       $172,739       $184,111
  Cost of revenues                        154,546      163,389        117,331        119,240        133,833
  Other operating expenses                  5,496        5,541          4,553          5,130          6,584
  Operating income                         69,683       65,447         55,584         48,369         43,694
  Net interest expense                     30,799       30,899         31,687         32,048         32,234
                                         ----------   ----------    ---------      ---------     ----------
  Income before cumulative
    effect of a change in
    accounting principle                   38,884       34,548         23,897         16,321         11,460
  Cumulative effect of a change
    in accounting principle                 (519)        7,866          ---            ---             ---
                                         --------     --------     ----------      ---------     ----------
  Net income                             $ 38,365     $ 42,414       $ 23,897       $ 16,321       $ 11,460
                                         ========     =========    ==========      =========     ==========

                                                                  December 31,
                                            -----------------------------------------------------
                                            2001        2000       1999         1998       1997
                                            ----        ----       ----         ----       ----
                                                              (in thousands)
Balance Sheet Data:
  Plant and equipment, net                $273,913    $285,324    $297,034    $308,999    $321,537
  Total assets                             347,963     358,942     367,087     373,877     385,874
  Long-term bonds,
     net of current portion                349,235     362,764     373,826     381,133     385,955
  Partners' deficits                      (55,783)    (49,646)    (50,832)    (46,810)    (32,282)

Supplementary Financial Information

           The following is a summary of the quarterly results of operations for the years ended December 31, 1999, December 31, 2000 and December 31, 2001.

                                                               Three Months Ended (unaudited)
                                    ------------------------------------------------------------------------
                                    March 31              June 30          September 30        December 31
                                    --------              -------          ------------        -----------
                                                              (in thousands)

Year Ended

   December 31, 1999
  Operating revenues                $ 43,922              $ 41,013           $ 48,966            $ 43,567
  Gross Profit                        17,218                11,182             17,204              14,533
  Net income                           8,196                 2,003              8,088               5,610

Year Ended

   December 31, 2000
  Operating revenues                $ 60,585              $ 52,270           $ 56,763            $ 64,759
  Gross Profit                        19,820                14,326             19,032              17,810
  Income before cumulative
   effect of a change in
   accounting principle               10,673                 5,119              9,679               9,077
  Cumulative effect of a change
   in accounting principle             7,866                  ---                ---                 ---
  Net income                          18,539                 5,119              9,679               9,077

Year Ended

   December 31, 2001
  Operating revenues                $ 66,473              $ 57,677           $ 53,124            $ 52,451
  Gross Profit                        19,565                14,987             19,791              20,836
  Income before cumulative
   effect of a change in
   accounting principle               10,616                 5,860             10,604              11,804
  Cumulative effect of a change
   in accounting principle              ---                   ---               (519)                ---
  Net income                          10,616                 5,860             10,085              11,804

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

           Certain statements included herein are forward-looking statements concerning the Partnership’s operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; and whether Con Edison were to prevail in its claim to Unit 2‘s excess natural gas volumes (see Note 8 to the Consolidated Financial Statements).

Overview

           The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units, with revenues derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Unit 1 and Unit 2 began commercial operations on April 17, 1992 and September 1, 1994, respectively. The Partnership earned net income of approximately $38.4 million, $42.4 million and $23.9 million in 2001, 2000 and 1999, respectively, and made cash distributions to the partners of approximately $35.7 million, $41.2 million and $27.9 million in 2001, 2000 and 1999, respectively.

Results of Operations

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

           The Partnership earned net income of approximately $38.4 million for the year ended December 31, 2001 as compared to net income of approximately $42.4 million for the prior year. The $4.0 million decrease in net income is primarily due to the Partnership recording income in the prior year of approximately $7.9 million reflecting the cumulative effect of a change in accounting principle, partially offset by higher Unit 2 electric revenues during the year ended December 31, 2001.

           Effective July 1, 2001, the Partnership determined that certain gas contracts no longer meet the definition of normal purchases and sales and are no longer exempt from the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133. The cumulative effect of a change in accounting principle was a loss of approximately $0.5 million. Changes in the fair value of the contracts are recorded on the consolidated statements of operations as an unrealized gain or loss. See Note 2 to the Consolidated Financial Statements for a discussion of the Partnership’s accounting for derivative contracts.

           Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs. Beginning January 1, 2000, the cost of major maintenance and overhauls is expensed as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls.

           Total revenues for the year ended December 31, 2001 were approximately $229.7 million as compared to approximately $234.4 million for the prior year.

Electric Revenues (dollars and kWh's in millions):

                                                        For the Year Ended
                                   December 31, 2001                December 31, 2000
                      Dollars   kWh's   Capacity   Dispatch     Dollars   kWh's   Capacity   Dispatch
                      -------   -----   --------   --------     -------   -----   --------   --------
Unit 1                  59.2     510.5     73.24%    77.58%       58.9     617.1    88.60%     95.67%
Unit 2                 151.3   2,046.0     87.82%    92.15%      144.0   1,835.8    78.87%     87.85%

           The “capacity factor” of Unit 1 and Unit 2 is the amount of energy produced by each Unit in a given time period expressed as a percentage of the total contract capability amount of potential energy production in that time period.

           The “dispatch factor” of Unit 1 and Unit 2 is the number of hours scheduled for electric delivery (regardless of output level) in a given time period expressed as a percentage of the total number of hours in that time period.

           Revenues from Unit 1 increased approximately $0.3 million for the year ended December 31, 2001 as compared to the prior year. During the year ended December 31, 2001, revenues from Niagara Mohawk, PG&E Energy Trading and the ISO were approximately $37.8 million, $3.9 million and $17.5 million as compared to approximately $43.8 million, $14.9 million and $0.2 million, respectively, for the prior year. The increase in Unit 1 revenues for the year ended December 31, 2001 was primarily due to an increase in Monthly Contract Payments, partially offset by decreases in market energy prices and volume of delivered energy. The decrease in volume of delivered energy was primarily due to a seven week scheduled maintenance outage in the spring of 2001. During the years ended December 31, 2001 and 2000, with the exception of the month of April 2001 and 2000, the Partnership received Monthly Contract Payments from Niagara Mohawk. Effective with the termination of Transitional Rights on October 31, 2000, Niagara Mohawk ceased to be obligated to purchase energy up to the monthly contract quantity (“Contract Energy”) or capacity associated with Contract Energy (“Contract Capacity”) from the Partnership.

           During the year ended December 31, 2001, the Partnership did not deliver any Contract Energy to Niagara Mohawk. During the year ended December 31, 2001, with the exception of the months of January 2001, March 2001 and April 2001, the Partnership sold all of the energy produced by Unit 1 to the ISO. During the month of January 2001, the Partnership sold all of the energy produced by Unit 1 to PG&E Energy Trading. During the months of March 2001 and April 2001, the Partnership did not sell any energy from Unit 1. During the year ended December 31, 2000, with the exception of the months of April 2000, November 2000, December 2000, the Partnership delivered Contract Energy to Niagara Mohawk. During the months of May, June, July, August, September and October 2000, the Partnership sold all of the energy produced by Unit 1 in excess of the Contract Energy (“Unit 1 Excess Energy”) to PG&E Energy Trading. During the months of January and March 2000 the Partnership sold the Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading, and during the month of February 2000, the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the months of April, November and December 2000, the Partnership sold all of the energy produced by Unit 1 to PG&E Energy Trading.

           During the year ended December 31, 2001, the Partnership did not sell any Contract Capacity to Niagara Mohawk. During the months of January 2001 through April 2001 and November 2001 and December 2001, the Partnership sold all of the capacity associated with Unit 1 to the ISO. During the months of May 2001 through October 2001, the Partnership sold all of the capacity associated with Unit 1 to both PG&E Energy Trading and the ISO. During the year ended December 31, 2000, with the exception of November 2000 and December 2000, the Partnership sold Contract Capacity to Niagara Mohawk and capacity in excess of Contract Capacity (“Unit 1 Excess Capacity”) to PG&E Energy Trading. During the months of November 2000 and December 2000, the Partnership sold all of the capacity associated with Unit 1 to the ISO.

           Contract Energy sales to Niagara Mohawk, Contract Capacity sales to Niagara Mohawk, energy sales to the ISO and capacity sales to the ISO were sold at ISO market clearing prices. Unit 1 Excess Energy sales to PG&E Energy Trading and Niagara Mohawk, Unit 1 Excess Capacity sales to PG&E Energy Trading, and energy and capacity sales to PG&E Energy Trading were sold at negotiated market prices. Amortized deferred revenues of approximately $0.7 million are also included in revenues from Niagara Mohawk for the years ended December 31, 2001 and 2000.

           Revenues from Unit 2 increased approximately $7.3 million for the year ended December 31, 2001 as compared to the prior year. During the year ended December 31, 2001, Unit 2 revenues from Con Edison, the ISO and unrelated third parties were approximately $149.7 million, $1.2 million and $0.4 million as compared to approximately $144.0 million, $0.0 million and $0.0 million, respectively, for the prior year. The increase in revenues from Unit 2 for the year ended December 31, 2001 was primarily due to increases in the Con Edison capacity payment and volume of delivered energy. During the year ended December 31, 2001, revenues from the ISO and unrelated third parties resulted from the sales of other energy related products.

           Steam revenues for the years ended December 31, 2001 and 2000 of approximately $0.8 million and $2.6 million, respectively, were reduced by a reserve of approximately the same amount and $51.3 thousand, respectively, to reflect the annual true-up so that General Electric would be charged a nominal amount, which is the annual equivalent of 160,000 lbs/hr (the “Discounted Quantity”). Delivered steam for the year ended December 31, 2001 was approximately 1.4 billion pounds or 159,998 lbs/hr as compared to approximately 1.8 billion pounds or 204,568 lbs/hr in the prior year. The decrease in steam revenues for the year ended December 31, 2001 was primarily due to the decrease in steam sales in excess of the Discounted Quantity to General Electric.

           Fuel revenues for the year ended December 31, 2001 were approximately $19.2 million as compared to $28.8 million for the prior year. Gas resale revenues for the year ended December 31, 2001 were approximately $15.6 million on sales of approximately 2.9 million MMBtu’s as compared to approximately $15.2 million on sales of approximately 3.6 million MMBtu’s for the prior year. The $0.4 million increase in gas resale revenues during the year ended December 31, 2001 is primarily due to higher natural gas resale prices, partially offset by higher dispatch of Unit 2, which resulted in lower volumes of natural gas becoming available for resale. The increase in natural gas resale prices during the year ended December 31, 2001 generally resulted from higher market pricing for both gas and oil. Gas resales occur during periods when Units 1 and 2 are not operating at full capacity. Gas optimization revenues for the year ended December 31, 2001 were approximately $2.9 million on sales of approximately 0.8 million MMBtu’s as compared to approximately $11.5 million on sales of approximately 3.6 million MMBtu’s for the prior year. Gas optimizations occur when the Partnership is able to optimize the long-term supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Revenues from peak shaving arrangements for the year ended December 31, 2001 were approximately $.7 million on sales of approximately 0.0 thousand MMBtu’s as compared to approximately $2.1 million on sales of approximately 182 thousand MMBtu’s for the prior year. Peak shaving arrangements occur when the Partnership grants purchasers a call on a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season.

           Fuel and transmission costs for the year ended December 31, 2001 were approximately $125.1 million as compared to approximately $134.3 million for the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations and peak shaving arrangements, for the year ended December 31, 2001 were approximately $113.5 million on purchases of approximately 27.9 million MMBtu’s as compared to approximately $115.2 million on purchases of approximately 28.3 million MMBtu’s for the prior year. The $1.7 million decrease in the cost of fuel was primarily due to the Partnership recording additional gas import tax in the prior year of approximately $1.0 million resulting from the settlement of a gas import tax audit, partially offset by a decrease in the volume of gas purchased under the Unit 1 firm fuel supply contract resulting from the seven week scheduled maintenance outage in the spring of 2001. Fuel costs associated with gas optimizations for the year ended December 31, 2001 were approximately $2.9 million on purchases of approximately 0.8 million MMBtu’s as compared to approximately $10.7 million on purchases of approximately 3.6 million MMBtu’s. There were no fuel costs associated with peak shaving arrangements for the year ended December 31, 2001, as compared to $0.8 million on purchases of 182 thousand MMBtu’s for the prior year. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. During the years ended December 31, 2001 and 2000, fuel costs were increased by approximately $3.2 million and $2.5 million, respectively, as a result of the currency swap agreements. Transmission costs for the years ended December 31, 2001 and 2000 were approximately $8.7 million and $7.6 million, respectively.

           Unrealized gain on derivative contracts for the year ended December 31, 2001 was approximately $1.0 million. The unrealized gain reflects the change in the fair value of peak shaving arrangements as of December 31, 2001. See Note 2 to the Consolidated Financial Statements for a discussion of the Partnership’s accounting for derivative contracts.

           Other operating and maintenance expenses for the year ended December 31, 2001 were approximately $18.0 million as compared to approximately $16.6 million for the prior year. The $1.4 million increase in other operating and maintenance expenses was primarily due to differences in the scheduling of planned maintenance.

           Total other operating expenses, excluding amortization of deferred financing charges, of approximately $4.4 million for the year ended December 31, 2001 were comparable to the prior year.

           Amortization of deferred financing charges of approximately $1.1 million for the year ended December 31, 2001 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

           Net interest expense of approximately $30.8 million for the year ended December 31, 2001 was comparable to the prior year.

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

           The Partnership earned net income of approximately $42.4 million for the year ended December 31, 2000 as compared to net income of approximately $23.9 million for the prior year. The $18.5 million increase in net income is primarily due to higher operating revenues and the Partnership changing its method of accounting for major maintenance and overhaul costs.

           Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhaul costs to expensing the cost of major maintenance and overhauls as incurred. Prior to January 1, 2000, the estimated cost of major maintenance and overhauls was accrued in advance based on projected future cost of major maintenance and overhaul using the straight-line method over the period between major maintenance and overhaul. The Partnership implemented the new accounting method by recording the cumulative effect of a change in accounting principle in the consolidated statement of operations for the year ended December 31, 2000. The cumulative effect of adopting the new accounting principle was the recording of net income totaling $7.9 million on January 1, 2000. The effect on results of operations for the year ended December 31, 2000 was an increase of other operating and maintenance expense of approximately $0.8 million. If the cumulative effect had been recorded in 1999, then the pro forma effect (unaudited) for 1999 would have increased net income by approximately $1.3 million.

           Total revenues for the year ended December 31, 2000 were approximately $234.4 million as compared to approximately $177.5 million for the prior year.

Electric Revenues (dollars and kWh's in millions):

                                                        For the Year Ended
                                   December 31, 2000                December 31, 1999
                      Dollars   kWh's   Capacity   Dispatch     Dollars   kWh's   Capacity   Dispatch
                      -------   -----   --------   --------     -------   -----   --------   --------
Unit 1                  58.9     617.1     88.60%    95.67%       40.1     510.7    74.67%      85.56%
Unit 2                 144.0   1,835.8     78.87%    87.85%      121.2   1,752.1    75.28%      81.37%

           Revenues from Unit 1 increased approximately $18.8 million for the year ended December 31, 2000 as compared to the prior year. During the year ended December 31, 2000, revenues from Niagara Mohawk, PG&E Energy Trading and the ISO were approximately $43.8 million, $14.9 million and $0.2 million as compared to approximately $34.6 million, $5.5 million and $0.0 million, respectively, for the prior year. The increase in Unit 1 revenues for the year ended December 31, 2000 was primarily due to increases in Monthly Contract Payments, market energy prices and volume of delivered energy. During the years ended December 31, 2000 and 1999, with the exception of the months of April 2000, April 1999 and October 1999, the Partnership received Monthly Contract Payments from Niagara Mohawk.

           During the years ended December 31, 2000 and 1999, with the exception of the months of April 2000, November 2000, December 2000, April 1999 and October 1999, the Partnership delivered Contract Energy to Niagara Mohawk. Effective with the termination of Transitional Rights on October 31, 2000, Niagara Mohawk ceased to be obligated to purchase Contract Energy. Commencing on November 18, 1999, Contract Energy was sold at market prices established by the ISO. During the period from January 1, 1999 through November 17, 1999, Contract Energy was sold at a proxy market price based upon Niagara Mohawk’s tariff for power purchases from Qualifying Facilities.

           During the months of May, June, July, August, September and October 2000, the Partnership sold all of the Unit 1 Excess Energy to PG&E Energy Trading. During the months of January and March 2000 the Partnership sold the Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading, and during the month of February 2000, the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the months of April, November and December 2000, the Partnership sold all of the energy produced by Unit 1 to PG&E Energy Trading. During the month of January 1999, the Partnership sold all of the Unit 1 Excess Energy to Niagara Mohawk. During the months of February, March, June and September 1999, the Partnership sold all of the Unit 1 Excess Energy to PG&E Energy Trading. During the months of May, July, August, November and December 1999, the Partnership sold Unit 1 Excess Energy to both Niagara Mohawk and PG&E Energy Trading. During the month of April 1999, the Partnership sold all of the energy produced by Unit 1 to both Niagara Mohawk and PG&E Energy Trading. During the month of October 1999, the Partnership did not sell any energy from Unit 1. Unit 1 Excess Energy delivered to Niagara Mohawk and PG&E Energy Trading was sold at negotiated market prices.

           During the year ended December 31, 2000, revenues from the New York ISO resulted from sales of installed capacity in excess of contract amounts due under the Amended and Restated Niagara Mohawk Power Purchase Agreement. Amortized deferred revenues of approximately $0.7 million are also included in revenues from Niagara Mohawk for each of the years ended December 31, 2000 and 1999.

           Revenues from Unit 2 increased approximately $22.8 million for the year ended December 31, 2000 as compared to the prior year. During the year ended December 31, 2000, Unit 2 revenues from Con Edison and PG&E Energy Trading were approximately $144.0 million and $0.0 million as compared to approximately $120.9 million and $0.3 million, respectively, for the prior year. The increase in revenues from Unit 2 for the year ended December 31, 2000 was primarily due to the increase in the Con Edison contract price for delivered energy resulting from higher index fuel prices. During the year ended December 31, 1999, Unit 2 revenues from PG&E Energy Trading resulted from the sale of other energy-related products.

           Steam revenues for the years ended December 31, 2000 and 1999 of approximately $2.6 million and $1.1 million, respectively, were reduced by a reserve of approximately $51.0 thousand and $245.0 thousand, respectively, to reflect the annual true-up so that General Electric would be charged a nominal amount which is the annual equivalent of 160,000 lbs/hr. Delivered steam for the year ended December 31, 2000 was approximately 1.8 billion pounds or 204,568 lbs/hr as compared to approximately 1.6 billion pounds or 181,027 lbs/hr in the prior year. The increase in steam revenues for the year ended December 31, 2000 was primarily due to the increase in the General Electric contract price for delivered steam resulting from the higher index fuel prices.

           Fuel revenues for the year ended December 31, 2000 were approximately $28.8 million as compared to $15.4 million for the prior year. Gas resale revenues for the year ended December 31, 2000 were approximately $15.2 million on sales of approximately 3.6 million MMBtu’s as compared to approximately $10.9 million on sales of approximately 4.4 million MMBtu’s for the prior year. The $4.3 million increase in gas resale revenues during the year ended December 31, 2000 is primarily due to higher natural gas resale prices. The increase in natural gas resale prices during the year ended December 31, 2000 generally resulted from higher market pricing for both gas and oil as well as increased demands for electric generation. Gas resales occur during periods when Units 1 and 2 are not operating at full capacity. Gas optimization revenues for the year ended December 31, 2000 were approximately $11.5 million on sales of approximately 3.6 million MMBtu’s as compared to approximately $3.6 million on sales of approximately 1.4 million MMBtu’s for the prior year. Gas optimizations occur when the Partnership is able to optimize the long-term supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Revenues from peak shaving arrangements for the year ended December 31, 2000 were approximately $2.1 million on sales of approximately 182 thousand MMBtu’s as compared to approximately $0.8 million on sales of approximately 24 thousand MMBtu’s for the prior year. Peak shaving arrangements occur when the Partnership grants purchasers a call on a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season.

           Fuel and transmission costs for the year ended December 31, 2000 were approximately $134.3 million as compared to approximately $87.2 million for the prior year. Fuel costs, excluding the cost of fuel associated with gas optimizations and peak shaving arrangements, for the year ended December 31, 2000 were approximately $115.2 million on purchases of approximately 28.3 million MMBtu’s as compared to approximately $78.0 million on purchases of approximately 27.8 million MMBtu’s for the prior year. The $37.2 million increase in the cost of fuel was primarily due to the higher price of gas under the firm fuel supply contracts, higher demand costs under the firm fuel transportation contracts and additional gas import tax of approximately $1.0 million resulting from the settlement of a gas import tax audit. Additionally, fuel costs during the year ended December 31, 1999 were reduced by the write-off of reserves of approximately $1.4 million for amounts no longer in dispute with gas suppliers and transporters. Fuel costs associated with gas optimizations for the year ended December 31, 2000 were approximately $10.7 million on purchases of approximately 3.6 million MMBtu’s as compared to approximately $3.6 million on purchases of approximately 1.4 million MMBtu’s. Fuel costs associated with peak shaving arrangements for the year ended December 31, 2000 were approximately $0.8 million on purchases of 182 thousand MMBtu’s as compared to $0.1 million on purchases of 24 thousand MMBtu’s for the prior year. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. During the years ended December 31, 2000 and 1999, fuel costs were increased by approximately $2.5 million and $2.3 million, respectively, as a result of the currency swap agreements. Transmission costs for the years ended December 31, 2000 and 1999 were approximately $7.6 million and $5.6 million, respectively.

           Other operating and maintenance expenses for the year ended December 31, 2000 were approximately $16.6 million as compared to approximately $17.7 million for the prior year. The $1.1 million decrease in other operating and maintenance expenses was primarily due to differences in the scheduling of planned maintenance and the elimination of the accrual for major maintenance and overhaul costs.

           Total other operating expenses, excluding amortization of deferred financing charges, for the year ended December 31, 2000 were approximately $4.4 million as compared to approximately $3.4 million for the prior year. The $1.0 million increase in other operating expenses, excluding amortization of deferred financing charges, was primarily due to higher affiliate administrative services and higher property insurance premiums. Additionally, affiliate administrative services during the year ended December 31, 1999 were reduced by the write-off of a reserve of approximately $0.2 million for amounts no longer claimed by an affiliate.

           Amortization of deferred financing charges of approximately $1.1 million for the year ended December 31, 2000 was comparable to the prior year. Deferred financing charges are amortized using the effective interest method.

           Net interest expense for the year ended December 31, 2000 was approximately $30.9 million as compared to approximately $31.7 million for the prior year. The decrease in net interest expense was due to higher interest income and lower bond interest expense resulting from the lower principal balance outstanding, partially offset by higher interest expense associated with the settlement of a gas import tax audit.

Liquidity and Capital Resources

           Net cash provided by operating activities for the year ended December 31, 2001 was approximately $49.6 million as compared to approximately $52.1 million for the prior year. Net cash provided by operating activities primarily represents net income, adjusted by non-cash expenses and income, plus the net effect of changes within the Partnership’s operating assets and liability accounts.

           Net cash used in investing activities for the year ended December 31, 2001 was approximately $1.2 million as compared to approximately $0.8 million for the prior year. Net cash flows used in investing activities primarily represent net additions to plant and equipment.

           Net cash used in financing activities for the year ended December 31, 2001 was approximately $47.1 million as compared to approximately $49.8 million for the prior year. The decrease in net cash used in financing activities for the year ended December 31, 2001 was primarily due to less cash becoming available to distribute to the Partners, partially offset by the increase in semi-annual payments of principal on long-term debt. Pursuant to the Partnership’s Deposit and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities for the years ended December 31, 2001 and 2000 primarily represent deposits of monies into the Debt Service Reserve Fund, cash distributions to Partners and payments of principal on long-term debt.

           The debt service coverage ratio for 2001 calculated pursuant to the Indenture was 1.84:1.

Credit Agreement

           The Partnership has available for its use a credit agreement, as amended (“Credit Agreement”), with a maximum available credit of approximately $7.5 million though August 8, 2003. Outstanding balances bear interest at prime rate plus .375% per annum with principal and interest payable monthly in arrears. The Credit Agreement is available to the Partnership for the purposes of meeting letters of credit requirements under various project contracts and for meeting working capital requirements. The maximum amount available under the Credit Agreement for working capital purposes is $5.0 million. As of December 31, 2001 and 2000, there were no amounts drawn or balances outstanding under either the letters of credit or the working capital arrangement.

Funds

           In connection with the sale of the Bonds, the Partnership entered into the Deposit and Disbursement Agreement (the “D&D Agreement”), which requires the establishment and maintenance of certain segregated funds (the “Funds”) and is administered by Bankers Trust Company, as trustee (the “Trustee”). Pursuant to the D&D Agreement, a number of Funds were established. Some of the Funds have been terminated since the purposes of such Funds were achieved and are no longer required, some Funds are currently active and some Funds activate at future dates upon the occurrence of certain events. The significant Funds that are currently active are the Project Revenue Fund, Major Maintenance Reserve Fund, Interest Fund, Principal Fund, Debt Service Reserve Fund and the Partnership Distribution Fund.

           All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the fund hierarchy and in the amounts (each, a “Fund Requirement”) established pursuant to the D&D Agreement.

           The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility’s machinery and equipment at future dates. The Fund Requirement for the Major Maintenance Reserve Fund is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 2001 and 2000, the balance in this Fund was approximately $4.1 million and $3.9 million, respectively. During the year ending December 31, 2002, deposits of approximately $10.9 million are required to be made into the Fund.

           The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirements for the Interest and Principal Funds are the amounts due and payable on the next semi-annual payment date. On December 26, 2001 and 2000, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, there were no balances remaining in the Interest and Principal Funds at December 31, 2001 and 2000. The June 26, 2002 Interest and Principal Fund Requirements will be approximately $16.1 million and approximately $6.6 million, respectively.

           The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of the Bonds outstanding for any six-month period during the succeeding three-year period. At December 31, 2001 and 2000, the balance in the Debt Service Reserve Fund was approximately $24.3 million and $24.0 million, respectively. The June 26, 2002 Fund Requirement will remain at approximately $24.3 million.

           The Partnership Distribution Fund has the lowest priority in the Fund hierarchy and cash distributions to the Partners from this Fund can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. The Partnership Distribution Fund does not have a Fund Requirement.

Year Ending December 31, 2002

           During 2002, the Partnership anticipates Con Edison to dispatch Unit 2 at levels consistent with the prior year. The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 will continue to operate on a “merchant-like” basis, whereby the Partnership will have the ability and flexibility to dispatch Unit 1 based on then current market conditions.

           During the first quarter of 2002, natural gas resale prices and the price of natural gas under the firm fuel contracts have been below prior year prices and the Partnership anticipates, on the average, such prices to remain below 2001 levels for the balance of 2002.

           Future operating results and cash flows from operations are also dependent on, among other things, the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; and fuel deliveries and prices. A significant change in any of these factors could have a material adverse effect on the results of operations for the Partnership.

           The Partnership believes, based on current conditions and circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs during 2002.

Commitments

           The Partnership has entered into various long-term firm commitments with approximate dollar obligations as follows (in thousands).

                                                                                                        2007 and
                                                                                                        ---------
                                               2002        2003        2004        2005       2006      Thereafter
                                               ----        ----        ----        ----       ----      ----------
Fuel Supply and Transportation
     Agreements                              $53,402     $55,121     $56,802     $56,224    $57,506      $413,236
Electric Interconnection and
     Transmission Agreements                     600         600         600         600        600         4,250
Site Lease                                     1,000       1,000       1,000       1,000      1,000         7,667
Payment in Lieu of Taxes                       3,100       3,300       3,500       3,700      3,800        24,900

           Fuel Supply and Transportation Agreements – The Partnership has a firm natural gas supply agreement with Paramount for Unit 1. The agreement has an initial term of 15 years that began November 1, 1992, with an option to extend for an additional four years upon satisfaction of certain conditions.

           The Partnership has firm natural gas supply agreements with various suppliers for Unit 2. The agreements have an initial term of 15 years beginning on November 1, 1994, and an option to extend for an additional five-year term upon satisfaction of certain conditions.

           Each Unit 2 natural gas supply contract requires the Partnership to purchase a minimum of 75% of the maximum annual contract volume every year. If the Partnership fails to meet this minimum quantity, the shortfall (the difference between the minimum required volume and the actual nomination) must be made up within the next two years. If the Partnership is not able to make up the shortfall within the next two years, the suppliers have the right to reduce the maximum daily contract quantity by the shortfall. For the years ended December 31, 2001, 2000, and 1999, the Partnership purchased gas totaling approximately $53.8 million, $55.9 million and $34.2 million, respectively, under these agreements.

           The Partnership has three firm fuel transportation service agreements for Unit 1, each with a 20-year term commencing November 1, 1992.

           The Partnership has three firm fuel transportation service agreements for Unit 2, each with a 20-year term commencing November 1, 1994. Under one of these agreements, the Partnership has posted a letter of credit for approximately $2.5 million U.S. dollars and two fuel suppliers, on behalf of the Partnership, have posted letters of credit totaling approximately $8.3 million Canadian dollars. The Partnership is obligated to reimburse the fuel suppliers for all costs related to obtaining and maintaining the letters of credit.

           Electric Interconnection and Transmission Agreements–The Partnership constructed an interconnection facility to interconnect the power output from Unit 1 to Niagara Mohawk’s electric transmission system and has transferred title of this interconnection facility to Niagara Mohawk. The Partnership has agreed to reimburse Niagara Mohawk $150.0 thousand annually for the operation and maintenance of the facility. The term of the agreement is 20 years from the commercial operations date of Unit 1 through April 16, 2012, and may be extended if the power purchase agreement with Niagara Mohawk is extended.

           The Partnership has a 20-year firm transmission agreement with Niagara Mohawk to transmit the power output from Unit 2 to Con Edison through August 31, 2014. In connection with this agreement, the Partnership constructed an interconnection facility and in 1995 transferred title to the facility to Niagara Mohawk. Under the terms of this agreement, the Partnership will reimburse Niagara Mohawk $450.0 thousand annually for the maintenance of the facility.

           Site Lease –The Partnership has an operating lease agreement with General Electric. The amended lease term expires on August 31, 2014, and is renewable for the greater of five years or until termination of any power sales contract, up to a maximum of 20 years. The lease may be terminated by the Partnership under certain circumstances with the appropriate written notice during the initial term. Annual fixed rent expense is approximately $1.0 million.

           Payment in Lieu of Taxes Agreement - In October 1992, the Partnership entered into a PILOT agreement with the Town of Bethlehem Industrial Development Agency (“IDA”), a corporate governmental agency, which exempts the Partnership from certain property taxes. The agreement commenced on January 1, 1993, and will terminate on December 31, 2012. PILOT payments are due semi-annually in equal installments.

Other Commitments

           Other Agreements – The Partnership has an operations and maintenance services agreement with General Electric whereby General Electric provides certain operation and maintenance services to both Unit 1 and Unit 2 on a cost-plus-fixed-fee basis through October 31, 2007. In addition, the Partnership has a 20-year take-or-pay water supply agreement with the Town of Bethlehem under which the Partnership is committed to purchase a minimum of $1.0 million of water supply annually. The agreement is subject to adjustment for changes in market rates beginning in October 2002.

Interest Rates

           The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in 2001 interest rates would have resulted in a negative impact of approximately $0.2 million on the Partnership’s net income.

           The Partnership’s Bonds have fixed interest rates. Changes in the current market rates for the Bonds would not result in a change in interest expense due to the fixed coupon rate of the Bonds.

Foreign Currency Exchange Rates

           The Partnership’s currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership’s exposure is limited to the currency exchange rate differential. During the year ended December 31, 2001, the exchange rate differential had a negative impact of approximately $3.2 million on the Partnership’s net income (see Notes 3 and 6 to the Consolidated Financial Statements).

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

New Accounting Pronouncements

           The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively, the “Statement”), on January 1, 2001. The Statement requires the Partnership to recognize all derivatives, as defined in the Statement, on the consolidated balance sheets at fair value. The transition adjustment to implement the Statement was a negative adjustment of approximately $9.0 million to other comprehensive income, a component of partners’ equity and had no effect on net income on January 1, 2001. Derivatives are classified as asset for derivative contracts and liability for derivative contracts on the consolidated balance sheets. The Partnership has two foreign currency exchange contracts to hedge fluctuations of fuel transportation costs denominated in Canadian dollars. The fair value of these contracts is recorded on the consolidated balance sheets as a liability for derivative contracts (see Note 3 to the Consolidated Financial Statements).

           Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. Net gains or losses on derivative contracts recognized for the year ended December 31, 2001 were included in various lines of the cost of revenues section of the consolidated statements of operations.

           The Partnership also has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. These derivatives are exempt from the requirements of the Statement under the normal purchases and sales exception, and thus are not reflected on the consolidated balance sheet at fair value. In June, 2001 (as amended in October 2001 and December 2001), the Financial Accounting Standards Board (“FASB”) approved an interpretation issued by the Derivatives Implementation Group (“DIG”), Issue No. C-15 that changed the definition of normal purchases and sales for certain power contracts. The Partnership must implement this interpretation on April 1, 2002, and is currently assessing the impact of these new rules.

           The FASB has also approved DIG Issue Nos. C-10 and C-16 that disallow normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Certain of the Partnership’s derivative commodity contracts may no longer be exempt from the requirements of the Statement. Effective July 1, 2001, the Partnership recorded on the consolidated balance sheets a liability for derivative contracts for certain of its gas contracts. The Partnership has determined such contracts no longer meet the definition of normal purchases and sales and are no longer exempt from the requirements of the Statement as a result of the DIG’s interpretative guidance under Issue No. C-10. The cumulative effect of a change in accounting principle was a loss of approximately $0.5 million. Changes in the fair value of the contracts are recorded on the consolidated statements of operations as an unrealized gain or loss. With respect to Issue No. C-16, the Partnership is evaluating the impact of this implementation guidance on its consolidated financial statements, and will implement this guidance, as appropriate, by the implementation deadline of April 1, 2002.

           The fair values of derivative contracts are based on management’s best estimates considering various factors including market quotes, forward price curves, time value, and volatility factors. The values are adjusted to reflect the potential impact of liquidating a position in an orderly manner over a reasonable period of time under present market conditions and to reflect creditworthiness of the counterparty.

           Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB No. 101”) was issued by the Staff of the Securities and Exchange Commission (“SEC”) on December 3, 1999. SAB No. 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Partnership adopted these related accounting pronouncements in 2000, resulting in a change in the method of reporting the Partnership’s fuel revenue. As a result of the reporting change and the reclassification of prior periods for comparison purposes, all of the Partnership’s revenues from the sale of gas are reported gross as operating revenue for all periods presented. The change had no effect on the Partnership’s net income or partners’ capital, but increased its revenues and fuel costs.

           In June 2001, the FASB issued SFAS No. 143, entitled, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. Under the standard, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related assets. The Partnership has not yet determined the effects of this standard on its financial reporting.

Critical Accounting Policies

           Effective January 1, 2001, the Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively, the “Statement”). The Statement requires the Partnership to recognize all derivatives, as defined in the Statement, on the consolidated balance sheets at fair value (see Note 2 to the Consolidated Financial Statements - Accounting for Derivative Contracts).

Legal Matters

           The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations. See Part I, Item 3 of this Report for further discussion of significant pending litigation.

Regulations and Environmental Matters

           On November 6, 2001, the Partnership received from the DEC the Facility’s Title V operating permit endorsed by the DEC on November 2, 2001 (the “Title V Permit”). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership’s existing air permits, and the Facility’s compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit, and the terms and conditions of the Title V Permit will be stayed pending a final DEC decision on the appeal. At this time it is too early for the Partnership to assess the likely outcome of the adjudicatory hearing and the impact on the Facility.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

           Information responding to Item 7A appears in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The financial statements and supplementary data required by this item are presented under Item 14 and are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE

           None.

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE FUNDING
CORPORATION AND THE MANAGING GENERAL PARTNER

           The Managing General Partner is authorized to manage the day to day business and affairs of the Partnership and to take actions which bind the Partnership, subject to certain limitations set forth in the Partnership Agreement. The Managing General Partner has a Board of Directors consisting of two persons elected by its sole stockholder, JMC Selkirk Holdings, Inc. (“Holdings”), a direct subsidiary of Beale. Pursuant to a board representation agreement with Aquila ECG, Holdings may elect at least four members, and Aquila ECG has the right, at its option, to designate a fifth member of the Board of Directors of the Managing General Partner.

           The following tables set forth the names, ages and positions of the directors and executive officers of the Funding Corporation and the Managing General Partner and their positions with the Funding Corporation and the Managing General Partner. Directors are elected annually and each elected director holds office until a successor is elected. The executive officers of each of the Funding Corporation and the Managing General Partner are chosen from time to time by vote of its Board of Directors.

         Selkirk Cogen Funding Corporation:

               Name                      Age             Position
               ----                      ---             --------
     P. Chrisman Iribe................   51     President and Director
     Sanford L. Hartman...............   48     Director
     John R. Cooper...................   54     Senior Vice President and Chief
                                                 Financial Officer
     Ernest K. Hauser.................   52     Senior Vice President
     David N. Bassett.................   55     Treasurer

     Managing General Partner:

              Name                      Age              Position
              ----                      ---              --------

     P. Chrisman Iribe..................   51    President and Director
     Sanford L. Hartman.................   48    Director
     John R. Cooper.....................   54    Senior Vice President and Chief
                                                  Financial Officer
     Ernest K. Hauser...................   52    Senior Vice President
     David N. Bassett...................   55    Treasurer

           P. Chrisman Iribe is President and Chief Operating Officer of PG&E National Energy Group Company, formerly PG&E Generating Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since it was formed in 1989. Prior to joining PG&E National Energy Group Company, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe has been President of both the Funding Corporation and the Managing General Partner since 1998. Mr. Iribe has been a Director of the Funding Corporation since 1996 and a Director of the Managing General Partner since 1995.

           Sanford L. Hartman is Vice President, General Counsel and Secretary of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since 1990. Mr. Hartman assumed the role of General Counsel in April 1999. Prior to joining PG&E National Energy Group Company, Mr. Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City, and was an attorney with the Washington, D.C. law firm of Bishop, Cook, Purcell & Reynolds. Mr. Hartman has been a Director of both the Funding Corporation and the Managing General Partner since 1999.

           John R. Cooper is Senior Vice President and Chief Financial Officer of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company, since it was formed in 1989. Prior to joining PG&E National Energy Group Company, he spent three years as Chief Financial Officer with European oil, shipping and banking group. Prior to 1986, Mr. Cooper spent seven years with Bechtel Financing Services, Inc., where his last position was Vice President and Manager. Mr. Cooper has been Senior Vice President and Chief Financial Officer of both the Funding Corporation and the Managing General Partner since 1996.

           Ernest K. Hauser is Senior Vice President, Asset Management - Northeast of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since 1989. Mr. Hauser is responsible for all PG&E National Energy Group Company business activities in the Northeast. Prior to his present assignment, he was regional vice president for marketing, development and asset management. Prior to joining PG&E National Energy Group Company, Mr. Hauser was project director for co-generation and alternative fuel technology projects at Coastal Power Production. He also worked for more than ten years as energy project manager and senior engineer for the Combustion Engineering family of companies. Mr. Hauser has been Senior Vice President of both the Funding Corporation and the Managing General Partner since 2000.

           David N. Bassett is Vice President, Controller and Treasurer of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since it was formed in 1989. Mr. Bassett oversees all accounting and auditing activities, treasury functions and insurance for the projects in which PG&E National Energy Group Company or certain of its affiliates play a role. Prior to joining PG&E National Energy Group Company, he worked for Bechtel Enterprises, Inc. and Bechtel Group for over 15 years. Mr. Bassett has been Treasurer of both the Funding Corporation and the Managing General Partner since 1996.

General Partners’ Representatives of the Management Committee

           The Management Committee established under the Partnership Agreement consists of one representative of each of the General Partners. Each General Partner has a voting representative on the Management Committee, which, subject to certain limited exceptions, acts by unanimity. Aquila ECG is entitled to name a designee to participate on a non-voting basis in meetings of the Management Committee.

ITEM 11.   EXECUTIVE AND BOARD COMPENSATION AND BENEFITS

           No cash compensation or non-cash compensation was paid in any prior year or during the year ended December 31, 2001 to any of the officers, directors and representatives referred to under Item 10 above for their services to the Funding Corporation, the Managing General Partner or the Partnership. Overall management and administrative services for the Facility are being performed by the Project Management Firm at agreed-upon billing rates, which are adjusted quadrennially, if necessary, pursuant to the Administrative Services Agreement.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The Partnership is a limited partnership wholly-owned by its Partners. The following information is given with respect to the Partners of the Partnership:

                                                                  Nature
                           Name and Address                   of Beneficial           Percentage
Title of Class             of Beneficial Owner                Ownership (1)           Interest (2)
--------------             -------------------                -------------           ------------

Partnership Interest       JMC Selkirk, Inc. (3)              Managing General           (i)  2.0417%
                           One Bowdoin Square                 Partner and               (ii) 22.4000%
                           Boston, Massachusetts 02114        Limited Partner          (iii) 18.1440%

Partnership Interest       PentaGen Investors, L.P.* (3)(4)   Limited Partner            (i)   5.2502%
                           One Bowdoin Square                                           (ii)  57.6000%
                           Boston, Massachusetts 02114                                 (iii)  46.6560%

Partnership Interest       RCM Selkirk GP, Inc.**(5)          General Partner            (i)   1.0000%
                           711 Louisiana Street                                        (iii)    .2211%
                           Houston, Texas  77002

Partnership Interest       RCM Selkirk LP, Inc.***(5)         Limited Partner            (i)  78.1557%
                           711 Louisiana Street                                        (iii)  17.2789%
                           Houston, Texas  77002

Partnership interest       Aquila Selkirk, Inc.****(6)        Limited Partner            (i)  13.5523%
                           20 Waterview Blvd.                                           (ii)  20.0000%
                           Parsippany, New Jersey 07054                                (iii)  17.7000%

*        Formerly JMCS I Investors, L.P.
**       Formerly Cogen Technologies GP, Inc.
***      Formerly Cogen Technologies LP, Inc.
****     Formerly EI Selkirk, Inc.

(1) None of the persons listed has the right to acquire beneficial ownership of securities as specified in Rule 13d-3(d) under the Exchange Act. Each of the persons listed has sole voting power and sole investment power with respect to the beneficial ownership interests described, subject to certain partnership interest pledge agreements made in favor of the Funding Corporation’s and the Partnership’s lenders.

(2) Percentages indicate the interest of (i) each of the Partners in certain priority distributions of available cash of the Partnership, up to fixed semi-annual amounts (the “Level I Distributions”), (ii) JMC Selkirk, Investors and Aquila Selkirk in 99% of distributions of the remaining available cash of the Partnership; and (iii) each of the Partners in the residual tier of interests in cash distributions after the initial 18-year period following the completion of Unit 2 (or, if later, the date when all Level I Distributions have been paid).

(3) Beale (formerly J. Makowski Company) is the indirect beneficial owner of JMC Selkirk and a 50% indirect beneficial owner of Investors. The capital stock of Beale is held by PG&E Generating Power Group, LLC (formerly USGenPower)(89.1%) and Cogentrix (10.9%).

(4) 50% of the interests in Investors is beneficially owned by Tomen Corporation, a Japanese trading company.

(5) RCM Selkirk GP is beneficially owned by Robert C. McNair (88.3%) and members of his family (11.7%). As of February 4, 1999, RCM Selkirk LP is beneficially owned by 100% by Robert C. McNair. Mr. McNair has voting control of each of RCM Selkirk GP and RCM Selkirk LP.

(6) Aquila Selkirk is a wholly-owned subsidiary of Aquila ECG.

           Except as specifically provided or required by law and in certain other limited circumstances provided in the Partnership Agreement, Limited Partners may not participate in the management or control of the Partnership. The Managing General Partner is an affiliate of Investors, which is a Limited Partner, and JMCS I Management, the Project Management Firm. RCM Selkirk GP and RCM Selkirk LP are also affiliated.

           All of the issued and outstanding capital stock of the Funding Corporation is owned by the Partnership.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           JMCS I Management, an indirect, wholly-owned subsidiary of PG&E Corporation, provides management and administrative services for the Facility under the Administrative Services Agreement. All of the directors and officers of the Managing General Partner and the Funding Corporation listed in Item 10 of this Report are also directors or officers, as the case may be, of JMCS I Management. See Note 9 to the Consolidated Financial Statements for a discussion of the Partnership’s related party transactions.

PART IV

ITEM 14.   FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)1. Financial Statements

         The following financial statements are filed as part of this Report:

           Independent Auditors' Report for the years ended December 31, 2001,
            2000, and 1999...........................................................      F-1

           Consolidated Balance Sheets as of December 31, 2001 and 2000..............      F-2

           Consolidated Statements of Operations for the years ended
            December 31, 2001, 2000 and 1999.........................................      F-3

           Consolidated Statements of Changes in Partners' Deficits for the
            years ended December 31, 2001, 2000 and 1999.............................      F-4

           Consolidated Statements of Cash Flows for the years ended
            December 31, 2001, 2000 and 1999.........................................      F-5

           Notes to Consolidated Financial Statements................................      F-6

     2.  Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b) Reports on Form 8-K

         Not applicable.

INDEPENDENT AUDITORS’ REPORT

To the Partners of
       Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary (collectively, the “Partnership”) as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in partners’ deficits, and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

See Note 1 of the financial statements for discussion of the bankruptcy of an affiliated company.

As discussed in Note 2 of the Notes to the Financial Statements, the Partnership adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivatives and Hedging Activities”, effective January 1, 2001.

As discussed in Note 2 to the financial statements, in 2000 the Partnership changed its method of accounting for major maintenance and overhaul costs.

/s/ DELOITTE & TOUCHE LLP

February 15, 2002

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2001 AND 2000
(In Thousands)

-------------------------------------------------------------------------------------------------------------------------
                                                                                    2001                      2000
                                                                              ------------------         ----------------
 ASSETS

 CURRENT ASSETS:
     Cash and cash equivalents                                                  $         4,546               $    3,187
     Restricted funds                                                                     7,699                    5,089
     Accounts receivable, net of allowance of $32 and $174
          in 2001 and 2000, respectively                                                 17,789                   20,097
     Due from affiliates                                                                  1,127                    3,882
     Fuel inventory and supplies                                                         10,228                    6,693
     Other current assets                                                                   511                      436
      Asset for derivative contracts                                                        446                      ---
                                                                              ------------------         ----------------
                Total current assets                                                     42,346                   39,384
                                                                              ------------------         ----------------

 PLANT AND EQUIPMENT:
     Plant and equipment, at cost                                                       373,476                  372,443
     Less: Accumulated depreciation                                                      99,563                   87,119
                                                                              ------------------         ----------------
                Plant and equipment, net                                                273,913                  285,324
                                                                              ------------------         ----------------

 LONG-TERM RESTRICTED FUNDS                                                              24,314                   25,732

 DEFERRED FINANCING CHARGES, net of accumulated
      amortization of $8,901 and $7,789, respectively in 2001
      and 2000, respectively                                                              7,390                    8,502
                                                                              ------------------         ----------------
 TOTAL ASSETS                                                                       $   347,963               $  358,942
                                                                              ==================         ================

 LIABILITIES AND PARTNERS' DEFICITS

 CURRENT LIABILITIES:
     Accounts payable                                                                $    1,729                 $     49
     Accrued fuel expenses                                                                8,689                   15,168
     Accrued property taxes                                                               2,296                    3,250
     Other accrued expenses                                                               5,792                    3,106
     Due to affiliates                                                                    2,008                      635
     Current portion of long-term bonds                                                  13,529                   11,062
     Current portion of liability for derivative contracts                                3,688                      ---
                                                                              ------------------         ----------------
                Total current liabilities                                                37,731                   33,270

 LONG-TERM LIABILITIES:
     Deferred revenue                                                                     4,597                    5,304
     Other long-term liabilities                                                          7,070                    7,250
     Long-term bonds - net of current portion                                           349,235                  362,764
     Liability for derivative contracts - net of current portion                          5,113                      ---
                                                                              ------------------         ----------------
                Total liabilities                                                       403,746                  408,588
                                                                              ------------------         ----------------

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' DEFICITS:
     General partners' deficits                                                           (458)                    (485)
     Limited partners' deficits                                                        (46,524)                 (49,161)
     Accumulated other comprehensive loss                                               (8,801)                      ---
                                                                              ------------------         ----------------
                Total partners' deficits                                               (55,783)                 (49,646)
                                                                              ------------------         ----------------
 TOTAL LIABILITIES AND PARTNERS' DEFICITS                                           $   347,963               $  358,942
                                                                              ==================         ================
 See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                  2001                2000               1999
                                                             ---------------     ---------------    ----------------
OPERATING REVENUES:
     Electric and steam                                         $   210,504         $   205,539         $   162,111
     Fuel revenues                                                   19,221              28,838              15,357
                                                             ---------------     ---------------    ----------------

              Total operating revenues                              229,725             234,377             177,468
                                                             ---------------     ---------------    ----------------
COST OF REVENUES:
     Fuel and transmission costs                                    125,055             134,272              87,226
     Unrealized gain on derivative contracts                          (965)                 ---                 ---
     Other operating and maintenance                                 17,973              16,649              17,652
     Depreciation                                                    12,483              12,468              12,453
                                                             ---------------     ---------------    ----------------
              Total cost of revenues                                154,546             163,389             117,331
                                                             ---------------     ---------------    ----------------
GROSS PROFIT                                                         75,179              70,988              60,137
                                                             ---------------     ---------------    ----------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                              1,898               2,244               1,802
     Other general and administrative                                 2,486               2,169               1,599
     Amortization of deferred financing charges                       1,112               1,128               1,152
                                                             ---------------     ---------------    ----------------
              Total other operating expenses                          5,496               5,541               4,553
                                                             ---------------     ---------------    ----------------

OPERATING INCOME                                                     69,683              65,447              55,584
                                                             ---------------     ---------------    ----------------

INTEREST (INCOME) EXPENSE:
     Interest income                                                (2,015)             (3,176)             (2,355)
     Interest expense                                                32,814              34,075              34,042
                                                             ---------------     ---------------    ----------------
              Total interest expense, net                            30,799              30,899              31,687
                                                             ---------------     ---------------    ----------------

Income before cumulative effect of a change
     in accounting principle                                         38,884              34,548              23,897

Cumulative effect of a change in
     accounting principle                                             (519)               7,866                 ---
                                                             ---------------     ---------------    ----------------
NET INCOME                                                      $    38,365         $    42,414         $    23,897
                                                             ===============     ===============    ================

NET INCOME ALLOCATION:
     General partners                                           $      385          $      425          $      239
     Limited partners                                               37,980              41,989              23,658
                                                             ---------------     ----------------   ----------------
     TOTAL                                                      $   38,365         $    42,414          $   23,897
                                                             ===============     ===============    ================

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS’ DEFICITS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands)

---------------------------------------------------------------------------------------------------------------------------
                                                                                     Accumulated
                                                                                        Other
                                               General            Limited           Comprehensive         Total Partners'
                                              Partners           Partners           Income (Loss)            Deficits
                                           ----------------   ----------------     -----------------     ------------------

BALANCE, JANUARY 1, 1999                         $   (457)       $   (46,353)            $       ---            $  (46,810)

           Net income                                  239             23,658                    ---                 23,897
                                           ----------------   ----------------     -----------------     ------------------
     Comprehensive Income                              239             23,658                    ---                 23,897
                                           ----------------   ----------------     -----------------     ------------------

     Capital distributions                           (279)           (27,640)                    ---               (27,919)
                                           ----------------   ----------------     -----------------     ------------------

BALANCE, DECEMBER 31, 1999                           (497)           (50,335)                    ---               (50,832)

           Net income                                  425             41,989                    ---                 42,414
                                           ----------------   ----------------     -----------------     ------------------
     Comprehensive Income                              425             41,989                    ---                 42,414
                                           ----------------   ----------------     -----------------     ------------------

     Capital distributions                           (413)           (40,815)                    ---               (41,228)
                                           ----------------   ----------------     -----------------     ------------------

BALANCE, DECEMBER 31, 2000                           (485)           (49,161)                    ---               (49,646)

           Net income                                  385             37,980                    ---                 38,365
           Other comprehensive loss                    ---                ---                (8,801)                (8,801)
                                           ----------------   ----------------     -----------------     ------------------
     Comprehensive Income                              385             37,980                (8,801)                 29,564
                                           ----------------   ----------------     -----------------     ------------------

     Capital distributions                           (358)           (35,343)                    ---               (35,701)
                                           ----------------   ----------------     -----------------     ------------------

BALANCE, DECEMBER 31, 2001                       $   (458)        $  (46,524)          $     (8,801)            $  (55,783)
                                           ================   ================     =================     ==================

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
(In Thousands)

                                                                          2001             2000              1999
                                                                      --------------   --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   38,365       $   42,414        $   23,897
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Cumulative effect of a change in accounting principle                     519          (7,866)               ---
      Depreciation and amortization                                          13,595           13,596            13,605
      Loss on disposal of equipment                                              92               17               ---
      Unrealized gain on derivative contracts                                 (965)              ---               ---
      Deferred revenue                                                        (707)            (677)             (584)
      Increase (decrease) in cash resulting from a change in:
        Restricted funds                                                      (856)            6,205           (3,229)
        Accounts receivable                                                   2,308          (4,592)           (1,730)
        Due from affiliates                                                   2,755          (3,455)               316
        Fuel inventory and supplies                                         (3,535)              138           (1,798)
        Other current assets                                                   (75)            (241)               138
        Accounts payable                                                      1,680          (2,077)             1,509
        Accrued fuel expenses                                               (6,479)            7,070              (31)
        Accrued property taxes                                                (954)              550               200
        Other accrued expenses                                                2,686              790             (413)
        Due to affiliates                                                     1,373              166             (170)
        Other long-term liabilities                                           (180)               20             1,543
                                                                      --------------   --------------    --------------
                   Net cash provided by operating activities                 49,622           52,058            33,253
                                                                      --------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Plant and equipment additions                                          (1,174)            (775)             (488)
     Proceeds from disposal of equipment                                         10              ---               ---
                                                                      --------------   --------------    --------------
                   Net cash used in investing activities                    (1,164)            (775)             (488)
                                                                      --------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted funds                                                         (336)          (1,293)             (131)
     Distributions to partners                                             (35,701)         (41,228)          (27,919)
     Repayment of long-term debt                                           (11,062)          (7,307)           (4,822)
                                                                      --------------   --------------    --------------
                   Net cash used in financing activities                   (47,099)         (49,828)          (32,872)
                                                                      --------------   --------------    --------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                          1,359            1,455             (107)
                                                                      --------------   --------------    --------------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                         3,187            1,732             1,839
                                                                      --------------   --------------    --------------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                       $       4,546       $    3,187      $      1,732
                                                                      ==============   ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                          $      32,825       $   34,082      $     34,047
                                                                      ==============   ==============    ==============

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

1.   ORGANIZATION AND OPERATION

Selkirk Cogen Partners, L.P. was organized on December 15, 1989 as a Delaware limited partnership. JMC Selkirk, Inc., is the managing general partner. Selkirk Cogen Funding Corporation (the "Funding Corporation"), a wholly-owned subsidiary of Selkirk Cogen Partners, L.P. (collectively, "the Partnership"), was organized for the sole purpose of facilitating financing activities of the Partnership and has no other operating activities (Note 5). The obligations of the Funding Corporation with respect to the bonds are unconditionally guaranteed by the Partnership.

The Partnership was formed for the purpose of constructing, owning and operating a natural gas-fired, combined-cycle cogeneration facility located on General Electric Company’s (“General Electric”) property in Bethlehem, New York (the “Facility”). The Partnership has long-term contracts for the sale of electric capacity and energy produced by the Facility with Niagara Mohawk Power Corporation (“Niagara Mohawk”) and Consolidated Edison Company of New York, Inc. (“Con Edison”) and steam produced by the Facility with GE Plastics, a core business of General Electric Company (“General Electric”). The Facility consists of one unit (“Unit 1”) with an electric generating capacity of approximately 79.9 megawatts (“MW”) and a second unit (“Unit 2”) with an electric generating capacity of approximately 265 MW. Unit 1 commenced commercial operations on April 17, 1992, and Unit 2 commenced commercial operations on September 1, 1994. Both units are fueled by natural gas purchased from Canadian suppliers (Note 8). Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility.

The Facility is certified by the Federal Energy Regulatory Commission as a qualifying facility (“Qualifying Facility”) under the Public Utility Regulatory Policy Act of 1978, as amended (“PURPA”). As a Qualifying Facility, the prices charged for the sale of electricity and steam are not regulated. Certain fuel supply and transportation agreements entered into by the Partnership are also subject to regulation on the federal and provincial levels in Canada. The Partnership has obtained all material Canadian governmental permits and authorizations required for its operation.

JMC Selkirk, Inc. is an indirect, wholly-owned subsidiary of Beale Generating Company ("Beale"), which is jointly owned by Cogentrix Eastern America, Inc. (10.9% interest) and PG&E Generating Power Group, LLC (89.1% interest), a direct, wholly-owned subsidiary of PG&E Generating Company, LLC, an indirect, wholly-owned subsidiary of PG&E National Energy Group, Inc. ("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation.

In December 2000, and in January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG, known as a “ringfencing” transaction. The ringfencing involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG. After the ringfencing structure was implemented, two independent rating agencies, Standard and Poor’s and Moody’s Investor Services issued investment grade ratings for NEG and reaffirmed such ratings for certain NEG subsidiaries. On April 6, 2001, Pacific Gas and Electric Company (the “Utility”), another subsidiary of PG&E Corporation, filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code. Pursuant to Chapter 11 of the U.S. Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. On September 20, 2001, the Utility and PG&E Corporation jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The plan of reorganization does not directly affect NEG or any of its subsidiaries. Subsequent to the bankruptcy filing, the investment grade ratings of NEG and its rated subsidiaries were reaffirmed on April 6 and 9, 2001. The Managing General Partner believes that NEG and its direct and indirect subsidiaries as described above, including JMC Selkirk, Inc., PentaGen Investors, L.P., or the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation    -     The accompanying consolidated financial statements include Selkirk Cogen Partners, L.P., and the Funding Corporation. All significant intercompany balances and transactions have been eliminated.

Use of Estimates    -     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenues, expenses, assets, liabilities and disclosure of contingencies at the date of the consolidated financial statements. Actual results could differ from these estimates.

Revenue Recognition    -    Revenues from the sale of electricity and steam are recorded based on monthly output delivered as specified under contractual terms. Revenues from the sale of gas are recorded in the month sold.

Staff Accounting Bulletin No. 101, Revenue Recognition (“SAB No. 101”) was issued by the Staff of the Securities and Exchange Commission (“SEC”) on December 3, 1999. SAB No. 101, as amended, summarizes certain of the SEC staff’s views in applying generally accepted accounting principles to revenue recognition in financial statements. In addition, the Emerging Issues Task Force (“EITF”) issued EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent. The Partnership adopted these related accounting pronouncements in 2000, resulting in a change in the method of reporting the Partnership’s fuel revenue. As a result of the reporting change and the reclassification of prior periods for comparison purposes, all of the Partnership’s revenues from the sale of gas are reported gross as operating revenue for all periods presented. The change had no effect on the Partnership’s net income or partners’ capital, but increased its revenues and fuel costs.

Accounting for Derivative Contracts - The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively, the “Statement”), on January 1, 2001. The Statement requires the Partnership to recognize all derivatives, as defined in the Statement, on the consolidated balance sheets at fair value. The transition adjustment to implement the Statement was a negative adjustment of approximately $8,968,000 to other comprehensive income, a component of partners’ equity and had no affect on net income on January 1, 2001. Derivatives are classified as asset for derivative contracts and liability for derivative contracts on the consolidated balance sheets. The Partnership has two foreign currency exchange contracts to hedge fluctuations of fuel transportation costs denominated in Canadian dollars. The fair value of these contracts is recorded on the consolidated balance sheets as a liability for derivative contracts (Note 3).

Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. Net gains or losses on derivative contracts recognized for the year ended December 31, 2001, were included in various lines of the cost of revenues section of the consolidated statements of operations.

The Partnership also has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. These derivatives are exempt from the requirements of the Statement under the normal purchase and sales exception, and thus are not reflected on the consolidated balance sheets at fair value. In June, 2001 (as amended in October 2001 and December 2001), the Financial Accounting Standards Board (“FASB”) approved an interpretation issued by the Derivatives Implementation Group (“DIG”), Issue No. C-15 that changed the definition of normal purchases and sales for certain power contracts. The Partnership must implement this interpretation on April 1, 2002, and is currently assessing the impact of these new rules.

The FASB has also approved DIG Issue Nos. C-10 and C-16 that disallow normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. Certain of the Partnership’s derivative commodity contracts may no longer be exempt from the requirements of the Statement. Effective July 1, 2001, the Partnership recorded on the consolidated balance sheets a liability for derivative contracts for certain of its gas contracts. The Partnership has determined such contracts no longer meet the definition of normal purchases and sales and are no longer exempt from the requirements of the Statement as a result of the DIG’s interpretative guidance under Issue No. C-10. The cumulative effect of a change in accounting principle was a loss of approximately $519,000. Changes in the fair value of the contracts are recorded on the consolidated statements of operations as an unrealized gain or loss. With respect to Issue No. C-16, the Partnership is evaluating the impact of this implementation guidance on its consolidated financial statements, and will implement this guidance, as appropriate, by the implementation deadline of April 1, 2002.

The fair values of derivative contracts are based on management’s best estimates considering various factors including market quotes, forward price curves, time value, and volatility factors. The values are adjusted to reflect the potential impact of liquidating a position in an orderly manner over a reasonable period of time under present market conditions and to reflect creditworthiness of the counterparty.

Cash Equivalents    -     For the purposes of the accompanying consolidated statements of cash flows, the Partnership considers all unrestricted, highly liquid investments with original maturities of three months or less to be cash equivalents.

Restricted Funds and Long-Term Restricted Funds    -    Restricted funds and long-term restricted funds include cash and cash equivalents whose use is restricted under a deposit and disbursement agreement (the “D&D Agreement”) (Note 5). Restricted funds associated with transactions or events occurring beyond one year are classified as long-term. All other restricted funds are classified as current assets.

Fuel Inventory and Supplies    -    Inventories are stated at the lower of cost or market. Costs for materials, supplies and fuel oil inventories are determined on an average cost method. As of December 31, 2001 and 2000, fuel inventory and supplies consisted mainly of spare parts.

In 2001 the Partnership purchased spare parts with a value of approximately $5,284,000 from an unrelated third party. In consideration for the purchase of the spare parts, the Partnership exchanged cash and spare parts previously included in inventory. The cash and fair value of the spare parts exchanged were equivalent to the fair value of the spare parts received, and as such, no gain or loss was recorded.

Plant and Equipment    -    Plant and equipment is stated at cost, net of accumulated depreciation. Depreciation is computed on a straight-line basis over the estimated useful lives of the related assets. Capitalized modifications to leased properties are amortized using the straight-line method over the shorter of the lease term, through September 2014, or the asset’s estimated useful life. Other assets are depreciated as follows:

        Cogenerating facility                           30 years
        Computer systems                                3 to 7
        Office equipment                                5

Impairment of Long-Lived Assets    -    Long-lived assets to be held and used are reviewed for impairment whenever circumstances indicate that the carrying amount of an asset may not be recoverable. Long-lived assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost of disposal.

Deferred Financing Charges    -    Deferred financing charges relate to costs incurred for the issuance of long-term bonds and are amortized using the effective interest method over the term of the related loans.

Real Estate Taxes    -    Real estate tax payments made under the Partnership’s payment in lieu of taxes (“PILOT”) agreement (Note 8) are recognized on a straight-line basis over the term of the agreement.

Deferred Revenues    -    The net cash receipts and restructuring costs resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement are deferred and are amortized over the term of the Amended and Restated Niagara Mohawk Power Purchase Agreement (Note 8).

Accumulated Other Comprehensive Income (Loss)–Accumulated other comprehensive income (loss) reports a measure for changes in equity of an enterprise that result from transactions and other economic events other than transactions with partners. The Partnership’s accumulated other comprehensive income (loss) consists principally of changes in the market value of certain financial hedges with the implementation of SFAS No. 133 on January 1, 2001.

Income Taxes    -    The tax results of Partnership activities flow directly to the partners; as such, the accompanying consolidated financial statements do not reflect provisions for federal or state income taxes.

Accounting for Major Maintenance    -    Effective January 1, 2000, the Partnership changed its method of accounting for major maintenance and overhauls to expensing the cost of major maintenance and overhauls as incurred. Prior to January 1, 2000, the estimated cost of major maintenance and overhauls was accrued in advance based on projected future cost of major maintenance and overhaul using the straight-line method over the period between major maintenance and overhaul. The Partnership implemented the new accounting method by recording the cumulative effect of a change in accounting principle in the consolidated statements of operations for the year ended December 31, 2000. The cumulative effect of adopting the new accounting principle was the recording of net income totaling approximately $7,866,000 on January 1, 2000. The effect on the 2000 financial statements was an increase of other operating and maintenance expense of approximately $816,000. Provision for major overhaul totaling $1,624,000 for the year ended December 31, 1999, is included in other operating and maintenance expenses in the accompany consolidated statements of operations. If the cumulative effect had been recorded in 1999, then the pro forma effect (unaudited) for 1999 would have increased net income by approximately $1,323,000.

New Accounting Pronouncements    -    In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This standard prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. The Partnership does not expect that implementation of this standard will have a significant impact on its consolidated financial statements.

Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership’s consolidated balance sheets at that date, regardless of when the assets were initially recognized. The Partnership does not expect that implementation of this standard will have a significant impact on its consolidated financial statements.

Additionally, in June 2001, the FASB issued SFAS No. 143, entitled, Accounting for Asset Retirement Obligations. This standard is effective for fiscal years beginning after June 15, 2002, and provides accounting requirements for asset retirement obligations associated with tangible long-lived assets. Under the standard, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related assets. The Partnership has not yet determined the effects of this standard on its financial reporting.

In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This standard also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This standard is effective for fiscal years beginning after December 15, 2001. The Partnership does not expect that the implementation of this standard will have a significant impact on its consolidated financial statements.

Reclassifications    -    Certain reclassifications have been made in the 2000 and 1999 consolidated financial statements to conform to the current-year presentation.

3.   ACCOUNTING FOR DERIVATIVE CONTRACTS

Currency exchange contracts    -    The Partnership has two foreign currency exchange contracts to hedge against fluctuations in fuel transportation costs, which are denominated in Canadian dollars. Under the Unit 1 currency exchange agreement, the Partnership exchanges approximately $368,000 U.S. dollars for $458,000 Canadian dollars on a monthly basis. The agreement has a term of ten years and expires on December 25, 2002. Under the Unit 2 currency exchange agreement, which commenced on May 25, 1995 and terminates on December 25, 2004, the Partnership exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis. Effective January 1, 2001, the Partnership began accounting for its foreign exchange contracts as cash flow hedges and recorded on the consolidated balance sheets a liability for derivative contracts (Note 2).

For the years ended December 31, 2001, 2000, and 1999, amounts charged to fuel costs as a result of losses realized from these contracts totaled approximately $3,245,000, $2,463,000, and $2,342,000, respectively. The Partnership expects that net derivative losses of approximately $3,688,000, included in accumulated other comprehensive loss as of December 31, 2001, will be reclassified into earnings within the next twelve months.

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the year ended December 31, 2001 (in thousands):

        Beginning accumulated other comprehensive loss at January 1, 2001                     $    (8,968)
        Net change of current period hedging transactions gain (loss)                              (3,412)
        Net reclassification to earnings                                                             3,245
                                                                                       --------------------
        Ending accumulated other comprehensive loss at December 31, 2001                      $    (8,801)
                                                                                       ====================

4.   PARTNERS’ CAPITAL

           The general and limited partners and their respective equity interests are as follows:

                                                                                                  Interest
                                                                                       --------------------------------
                     Partners                            Affiliated With                  Preferred       Original

        General partners:
          JMC Selkirk, Inc.               Beale Generating Company                             0.09%        1.00%
          RCM Selkirk GP, Inc.*           RCM Holdings, Inc.***                                1.00            -

        Limited partners:
          JMC Selkirk, Inc.               Beale Generating Company                             1.95          21.40
          PentaGen Investors, L.P.        Beale Generating Company                             5.25          57.60
          Aquila Selkirk, Inc.****        Aquila East Coast Generation, Inc. *****            13.55          20.00
          RCM Holdings, Inc.***           RCM Selkirk LP, Inc.**                              78.16            -

        * Formerly Cogen Technologies Selkirk, GP, Inc.
        ** Formerly Cogen Technologies Selkirk, LP, Inc.
        *** Formerly Cogen Technologies, Inc.
        **** Formerly El Selkirk, Inc.
        ***** Formerly GPU International, Inc.

Under the terms of the amended partnership agreement, 99% of cash available for preferred distribution, as defined, is first allocated to the partners in accordance with their respective preferred equity interest and the remaining 1% is allocated based on the original ownership structure between Beale and Aquila East Coast Generation, Inc. (“Aquila ECG”). Any remaining funds in excess of preferred distribution are allocated 99% to the original equity holders and 1% to the preferred equity holders. At the earlier of the eighteenth anniversary of Unit 2‘s commercial operations (August 2012) or the date on which all the preferred partners achieve a specified return as defined in the partnership agreement, distributions will be made in accordance with the following residual interest: Beale at 64.8%, Aquila ECG at 17.7%, and RCM Holdings, Inc., at 17.5%.

5.   DEBT FINANCING

Long-Term Bonds    -    On May 9, 1994, the Funding Corporation issued an aggregate of $392,000,000 in bonds. The bonds consist of $165,000,000 bearing interest at 8.65% per annum through December 26, 2007. Principal and interest are payable semi-annually on June 26 and December 26. Principal payments commenced on June 26, 1996. The bonds also include $227,000,000 bearing interest at 8.98% per annum through June 26, 2012. Interest is payable semiannually on June 26 and December 26 and principal payments commence on December 26, 2007, and are payable semi-annually thereafter.

           The scheduled principal payments on the bonds are as follows (in thousands):

               2002                          $  13,529
               2003                             17,365
               2004                             19,587
               2005                             25,230
               2006                             31,657
               2007 and thereafter             255,396
                                             ---------
                                             $ 362,764
                                             =========

The bonds are secured by substantially all of the assets of the Partnership and are nonrecourse to the individual partners. The trust indenture restricts the ability of the Partnership to make distributions to the partners under certain circumstances.

In connection with the sale of the bonds, the Partnership entered into the D&D Agreement, which requires the establishment and maintenance of certain segregated funds (the “Funds”) and is administered by Bankers Trust Company as trustee (the “Trustee”). The Funds that are active and included in current restricted funds in the accompanying consolidated balance sheets include the Project Revenue Fund, Current Portion of the Major Maintenance Reserve Fund, Principal Fund, Interest Fund, and the Partnership Distribution Fund. The Funds that are active and included in long-term restricted funds in the accompanying consolidated balance sheets are the Long-Term Portion of the Major Maintenance Reserve Fund and Debt Service Reserve Fund.

All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the fund hierarchy and in amounts (each, a “Fund Requirement”) established pursuant to the D&D Agreement.

The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility’s machinery and equipment at future dates. The Fund Requirement for the Major Maintenance Reserve Fund is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 2001 and 2000, the balance in the Major Maintenance Reserve Fund was approximately $4,091,000 and $3,855,000, respectively.

The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirements for the Interest and Principal Funds are the amounts due and payable on the next semi-annual payment date. On December 26, 2001 and 2000, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, there were no balances remaining in the Interest and Principal Funds at December 31, 2001 and 2000.

The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of the Bonds outstanding for any six-month period during the succeeding three-year period. At December 31, 2001 and 2000, the balance in the Debt Service Reserve Fund was approximately $24,311,000 and $23,978,000, respectively.

The Partnership Distribution Fund has the lowest priority in the fund hierarchy. Cash distributions to the Partners from this fund can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. The Partnership Distribution Fund does not have a Fund Requirement.

Credit Agreement    -    The Partnership has available for its use a credit agreement, as amended (“Credit Agreement”), with a maximum available credit of $7,542,428 through August 8, 2003. Outstanding balances bear interest at prime rate plus .375 % per annum with principal and interest payable monthly in arrears. The Credit Agreement is available to the Partnership for the purposes of meeting letters of credit requirements under various project contracts and for meeting working capital requirements. The maximum amount available under the Credit Agreement for working capital purposes is $5,000,000. As of December 31, 2001 and 2000, there were no amounts drawn or balances outstanding under either the letters of credit or the working capital arrangement.

6.   FAIR VALUES OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used by the Partnership in estimating the fair value of its financial instruments:

Cash and Cash Equivalents, Restricted Funds, Due from Affiliates, Due to Affiliates, Accounts Receivable, Accounts Payable, and Accrued Expenses    -    The carrying amounts reported in the accompanying consolidated balance sheets of these accounts approximate their fair values due primarily to the short-term maturities of these accounts.

Long-Term Bonds    -    The fair value of the long-term bonds is based on the current market rates for the bonds. The fair value of the long-term bonds (including the current portion) at December 31, 2001 and 2000, was approximately $371,402,000 and $400,977,000, respectively.

Currency Exchange Agreements – The fair value of the currency exchange agreements is based on current market rates for currency exchange. The fair value of the currency exchange arrangements was approximately $8,801,000 and $8,968,000 at December 31, 2001 and 2000, respectively.

7.   CONCENTRATIONS OF CREDIT RISK

Credit Risk – Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations. The Partnership primarily conducts business with customers in the energy industry, such as investor-owned utilities, energy trading companies, financial institutions, gas production companies and gas transportation companies located in the United States and Canada. Specifically, the Partnership’s revenues are primarily concentrated with the following customers: Con Edison, Niagara Mohawk and the New York Independent System Operator. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses in accordance with established credit approval practices and limits by dealing primarily with creditworthy counterparties (counterparties considered investment grade or higher).

8.    COMMITMENTS AND CONTINGENCIES

Power Purchase Agreements, Electricity – Prior to July 1, 1998, the Partnership had a power purchase agreement, as amended, with Niagara Mohawk for the sale of electricity. The agreement was for a twenty-year period terminating in April 2012. As a result of Niagara Mohawk’s restructuring of its power purchase agreements, on August 31, 1998, the Partnership and Niagara Mohawk signed an Amended and Restated Niagara Mohawk Power Purchase Agreement, effective July 1, 1998, for a term of ten years. The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 operates on a “merchant-like” basis, whereby the Partnership has the ability and flexibility to dispatch Unit 1 based on current market conditions.

As part of the restructuring of Niagara Mohawk’s business including the Amended and Restated Niagara Mohawk Power Purchase Agreement, Niagara Mohawk paid the Partnership a net amount of approximately $8,308,000 which was recorded by the Partnership as deferred revenue. Both the deferred revenue and certain restructuring costs totaling approximately $1,233,000, are amortized over the term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. The balance of the unamortized deferred revenues was approximately $4,597,000 and $5,304,000 in the accompanying consolidated balance sheets at December 31, 2001 and 2000, respectively.

The Partnership also has a power purchase agreement with Con Edison for an initial term of 20 years that began on September 1, 1994, the date Unit 2‘s commercial operations commenced. The contract may be extended under certain circumstances.

The Con Edison power purchase agreement provides Con Edison the rights to schedule Unit 2 for dispatch on a daily basis at full capability, partial capability or off-line. Con Edison’s scheduling decisions are required to be based in part on economic criteria which, pursuant to the governing rules of the New York Power Pool, take into account the variable cost of the electricity to be delivered. Certain payments under these agreements are unaffected by levels of dispatch. However, certain payments may be rebated or reduced to Con Edison if the Partnership does not maintain a minimum availability level.

In 1994 and 1995 Con Edison claimed the right to acquire that portion of Unit 2‘s firm natural gas supply not used in operating Unit 2, when Unit 2 is dispatched off-line or at less than full capability (“non-plant gas”), or alternatively to be compensated for 100% of the margins derived from non-plant gas sales. The Con Edison Power Purchase Agreement contains no express language granting Con Edison any rights with respect to such excess natural gas. Nevertheless, Con Edison argued that, since payments under the contract include fixed fuel charges which are payable whether or not Unit 2 is dispatched on-line, Con Edison is entitled to exercise such rights. The Partnership vigorously disputes the position adopted by Con Edison, and since the commencement of Unit 2‘s operation in 1994, the Partnership has made and continues to make, from time to time, non-plant gas sales from Unit 2‘s gas supply. Although representatives of Con Edison have expressly reserved all rights that Con Edison may have to pursue its asserted claim with respect to non-plant gas sales, the Partnership has received no further formal communication from Con Edison on this subject since 1995. In the event Con Edison were to pursue its asserted claim, the Partnership would expect to pursue all available legal remedies, but there can be no certainty that the outcome of such remedial action would be favorable to the Partnership or, if favorable, would provide for the Partnership’s full recovery of its damages. The Partnership’s cash flows from the sale of electric output would be materially and adversely affected if Con Edison were to prevail in its claim to Unit 2‘s excess natural gas volumes and the related margins.

On July 21, 1998, the New York Public Service Commission approved a plan submitted by Con Edison for the divestiture of certain of its generating assets (the “Con Edison Divestiture Plan”). As of December 31, 2001, the Partnership is not able to determine whether the Con Edison Divestiture Plan will have an effect on the Con Edison power purchase agreement or on the Partnership’s future operations.

Steam Sales Agreements – The Partnership has a steam sales agreement, as amended, with General Electric that has a term of 20 years from the commercial operations date of Unit 2 and may be extended under certain circumstances. Under the steam sales agreement, General Electric is obligated to purchase the minimum quantities of steam necessary for the Facility to maintain its Qualifying Facility status (Note 1). In the event General Electric fails to meet minimum purchase quantity, the Partnership may acquire title to the Facility site and terminate the operating lease agreement with General Electric at no cost to the Partnership.

The agreement provides General Electric the right of first refusal to purchase the Facility, subject to certain pricing considerations. Additionally, General Electric has the right to purchase the boiler facility that produces steam at a mutually agreed upon price upon termination of the steam sale agreement. The steam sales agreement may be terminated by the Partnership with a one-year advanced written notice upon the termination of either Niagara Mohawk or Con Edison power purchase agreement, whichever is earlier. The steam sales agreement may also be terminated by General Electric with a two-year advanced written notice if General Electric’s plant no longer has a requirement for steam.

The Partnership has entered into various long-term firm commitments with approximate dollar obligations as follows (in thousands):

                                                                                                          2007 and
                                                                                                          --------
                                               2002        2003        2004        2005        2006      Thereafter
                                               ----        ----        ----        ----        ----      ----------
     Fuel Supply and Transportation
         Agreements                            $53,402     $55,121     $56,802     $56,224     $57,506    $413,236
     Electric Interconnection and
         Transmission Agreements                   600         600         600         600         600       4,250
     Site Lease                                  1,000       1,000       1,000       1,000       1,000       7,667
     Payment in Lieu of Taxes                    3,100       3,300       3,500       3,700       3,800      24,900

Fuel Supply and Transportation Agreements – The Partnership has a firm natural gas supply agreement, as amended, with Paramount Resources Ltd., a Canadian corporation, for Unit 1. The agreement has an initial term of 15 years that began November 1, 1992, with an option to extend for an additional four years upon satisfaction of certain conditions.

The Partnership has firm natural gas supply agreements with various suppliers for Unit 2. The agreements have an initial term of 15 years beginning on November 1, 1994, and an option to extend for an additional five-year term upon satisfaction of certain conditions.

Each Unit 2 natural gas supply contract requires the Partnership to purchase a minimum of 75% of the maximum annual contract volume every year. If the Partnership fails to meet this minimum quantity, the shortfall (the difference between the minimum required volume and the actual nomination) must be made up within the next two years. If the Partnership is not able to make up the shortfall within the next two years, the suppliers have the right to reduce the maximum daily contract quantity by the shortfall. For the years ended December 31, 2001, 2000, and 1999, the Partnership purchased gas totaling approximately $53,848,000, $55,917,000 and $34,209,000, respectively, under these agreements.

The Partnership has three firm fuel transportation service agreements for Unit 1, each with a 20-year term commencing November 1, 1992.

The Partnership has three firm fuel transportation service agreements for Unit 2, each with a 20-year term commencing November 1, 1994. Under one of these agreements, the Partnership has posted a letter of credit for approximately $2,542,000 U.S. dollars and two fuel suppliers, on behalf of the Partnership, have posted letters of credit totaling approximately $8,297,000 Canadian dollars. The Partnership is obligated to reimburse the fuel suppliers for all costs related to obtaining and maintaining the letters of credit.

Electric Interconnection and Transmission Agreements – The Partnership constructed an interconnection facility to interconnect the power output from Unit 1 to Niagara Mohawk’s electric transmission system and has transferred title of this interconnection facility to Niagara Mohawk. The Partnership has agreed to reimburse Niagara Mohawk $150,000 annually for the operation and maintenance of the facility. The term of the agreement is 20 years from the commercial operations date of Unit 1 through April 16, 2012, and may be extended if the power purchase agreement with Niagara Mohawk is extended.

The Partnership has a 20-year firm transmission agreement with Niagara Mohawk to transmit the power output from Unit 2 to Con Edison through August 31, 2014. In connection with this agreement, the Partnership constructed an interconnection facility and in 1995 transferred title to the facility to Niagara Mohawk. Under the terms of this agreement, the Partnership will reimburse Niagara Mohawk $450,000 annually for the maintenance of the facility.

Site Lease –The Partnership has an operating lease agreement with General Electric. The amended lease term expires on August 31, 2014, and is renewable for the greater of five years or until termination of any power sales contract, up to a maximum of 20 years. The lease may be terminated by the Partnership under certain circumstances with the appropriate written notice during the initial term. Annual fixed rent expense is approximately $1,000,000.

Payment in Lieu of Taxes Agreement –In October 1992, the Partnership entered into a PILOT agreement with the Town of Bethlehem Industrial Development Agency (“IDA”), a corporate governmental agency, which exempts the Partnership from certain property taxes. The agreement commenced on January 1, 1993, and will terminate on December 31, 2012. PILOT payments are due semi-annually in equal installments.

Other Agreements– The Partnership has an operations and maintenance services agreement with General Electric whereby General Electric provides certain operation and maintenance services to both Unit 1 and Unit 2 on a cost-plus-fixed-fee basis through October 31, 2007. In addition, the Partnership has a 20-year take-or-pay water supply agreement with the Town of Bethlehem under which the Partnership is committed to purchase a minimum of $1,000,000 of water supply annually. The agreement is subject to adjustment for changes in market rates beginning in October 2002.

Other Contingencies– The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations.

On November 6, 2001, the Partnership received from the New York State Department of Environmental Conservation (“DEC”) the Facility’s Title V operating permit endorsed by the DEC on November 2, 2001 (the “Title V Permit”). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership’s existing air permits, and the Facility’s compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit, and the terms and conditions of the Title V Permit will be stayed pending a final DEC decision on the appeal. At this time it is too early for the Partnership to assess the likely outcome of the adjudicatory hearing and the impact on the Facility.

9.   RELATED PARTIES

JMCS I Management manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. All officers and directors of JMC Selkirk, Inc., are also officers and directors of JMCS I Management. For the years ended December 31, 2001, 2000, and 1999, expenses incurred for services provided by JMCS I Management totaled approximately $3,601,000 $3,569,000, and $2,027,000, respectively. The cost of services provided by JMCS I Management are included in administrative services – affiliates in the accompanying consolidated statements of operations.

The Partnership purchases and sells gas to PG&E Energy Trading – Gas Corporation, Pittsfield Generating Company, L.P. and MASSPOWER, affiliates of JMC Selkirk, Inc., at fair value. Gas purchased from affiliates of JMC Selkirk, Inc., totaled approximately $7,572,000, $559,000, and $140,000, respectively, in 2001, 2000, and 1999, and gas sold to affiliates of JMC Selkirk, Inc. totaled approximately $16,782,000, $3,806,000, and $453,000, respectively. Gas purchases are recorded as fuel costs and sales of gas are recorded as fuel revenues in the accompanying consolidated statements of operations.

In May 1996, the Partnership entered into an enabling agreement with PG&E Energy Trading – Power, L.P. (formerly US Gen Power Services, L.P.), an affiliate of JMC Selkirk, Inc., to purchase and sell electric capacity, electric energy, and other services. For the years ended December 31, 2001, 2000, and 1999, sales of energy, capacity and other services totaled approximately $3,878,000, $14,888,000, and $5,515,000, respectively.

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada. For the years ended December 31, 2001, 2000, and 1999, firm fuel transportation services totaled approximately $7,741,000, $8,227,000, and $7,994,000, respectively. These services are recorded as fuel costs in the accompanying consolidated statements of operations.

* * * * * *

Exhibit No.          Description of Exhibit

3.1(1)               Certificate  of  Incorporation  of Selkirk Cogen Funding  Corporation  (the "Funding
                     Corporation")

3.2(1)               By-laws of the Funding Corporation

3.3(1)               Second  Amended and Restated  Certificate  of Limited  Partnership  of Selkirk Cogen
                     Partners, L.P. (the "Partnership")

3.4(1)               Third  Amended and Restated  Agreement of Limited  Partnership  of the  Partnership,
                     dated  as of May  1,  1994,  among  JMC  Selkirk,  Inc.  ("JMC  Selkirk"),  JMCS  I,
                     Investors,  L.P. ("JMCS I Investors"),  Makowski Selkirk Holdings,  Inc.  ("Makowski
                     Selkirk"),  Cogen  Technologies  Selkirk,  LP  ("Cogen  Technologies  LP") and Cogen
                     Technologies Selkirk GP, Inc. ("Cogen Technologies GP")

3.5(2)               Amendment No. 1 to the Third Amended and Restated  Agreement of Limited  Partnership
                     of the Partnership, dated as of November 1, 1994

3.6(2)               Amendment No. 2 to the Third Amended and Restated  Agreement of Limited  Partnership
                     of the Partnership, dated as of June 16, 1995

3.7                  Amendment No. 3 to the Third Amended and Restated  Agreement of Limited  Partnership
                     of the Partnership, dated as of November 15, 2001

4.1(1)               Trust  Indenture,  dated as of May 1,  1994,  among  the  Funding  Corporation,  the
                     Partnership and Bankers Trust Company, as trustee (the "Trustee")

4.2(1)               First  Series  Supplemental  Indenture,  dated as of May 1, 1994,  among the Funding
                     Corporation, the Partnership and the Trustee

4.3(1)               Registration  Agreement,  dated April 29, 1994, among the Funding  Corporation,  the
                     Partnership, CS First Boston Corporation,  Chase Securities, Inc. and Morgan Stanley
                     & Co. Incorporated

4.4(1)               Partnership  Guarantee,  dated as of May 1, 1994, of the  Partnership to the Trustee
                     (2007)

4.5(1)               Partnership  Guarantee,  dated as of May 1, 1994, of the  Partnership to the Trustee
                     (2012)

10.1                 Credit Facilities

10.1.1(1)            Credit Bank Working Capital and  Reimbursement  Agreement,  dated as of May 1, 1994, among the Partnership,  The Chase Manhattan Bank, N.A. ("Chase"),  as Agent, and the
                     other Credit Banks identified therein

10.1.2(1)            Amendment No. 1 to Credit  Agreement,  dated August 11, 1994, among the Partnership,
                     Dresdner Bank AG, New York Branch, and Chase

10.1.3(6)            Amendment No. 2 to Credit  Agreement,  dated April 7, 1995,  between the Partnership and Dresdner Bank AG, New York Branch

10.1.4(6)            Amendment No. 3 to Credit  Agreement,  dated July 1, 1997,  between the  Partnership and Dresdner Bank AG, New York Branch

10.1.5(17)           Amendment  No.  4  to  Credit  Agreement,  dated  November  16,  1998,  between  the
                     Partnership and Dresdner Bank AG, New York Branch

10.1.6(19)           Amendment No. 5 to Credit Agreement,  dated August 1, 2000,  between the Partnership and Dresdner Bank AG, New York Branch

10.1.7(1)            Loan Agreement,  dated as of May 1, 1994, between the Partnership,  Chase, as Agent, and other Bridge Banks identified therein

10.1.8(1)            Amended and Restated Loan  Agreement,  dated as of May 1, 1994,  between the Funding
                     Corporation and the Partnership

10.1.9(1)            Agreement of Consolidation, Modification and Restatement of Notes ($227,000,000),
                     dated as of May 1, 1994,  between the Partnership and the Funding  Corporation, together with  Endorsement from the Funding Corporation dated May 9, 1994

10.1.10(1)           Agreement of Consolidation, Modification and Restatement of Notes ($165,000,000),
                     dated as of May 1, 1994, between the Partnership and the Funding Corporation, together with Endorsement from the Funding Corporation dated May 9, 1994

10.2                 Power Purchase Agreements

10.2.1(1)            Power  Purchase  Agreement,  dated as of December  7, 1987,  between JMC Selkirk and
                     Niagara Mohawk Power Corporation ("Niagara Mohawk")

10.2.2(1)            Amendment to Power Purchase  Agreement,  dated as of December 14, 1989,  between JMC
                     Selkirk and Niagara Mohawk

10.2.3(1)            Second  Amendment  to Power  Purchase  Agreement,  dated as of  January,  25,  1990, between JMC Selkirk and Niagara Mohawk

10.2.4(1)            Third  Amendment to Power Purchase  Agreement,  dated as of October 23, 1992 between
                     JMC Selkirk and Niagara Mohawk

10.2.5(3)            Fourth Amendment to Power Purchase Agreement,  dated as of June 26, 1996 between the
                     Partnership and Niagara Mohawk

10.2.6(8)            Amended and Restated Power Purchase  Agreement  dated as of July 1, 1998 between the
                     Partnership and Niagara Mohawk

10.2.7(9)            Mutual  General  Release  and  Agreement  dated  as of  July  1,  1998  between  the
                     Partnership and Niagara Mohawk

10.2.8(20)           Letter  Agreement  dated as of October 9, 2000,  between the Partnership and Niagara
                     Mohawk

10.2.9(1)            Agreement dated as of March 31, 1994, between the Partnership and Niagara Mohawk

10.2.10(5)           Letter  Agreement  dated as of April 18, 1997,  between the  Partnership and Niagara
                     Mohawk

10.2.11(1)           Termination of the Subordination Agreement and the Assignment of Contracts and
                     Security Agreement, as amended, dated May 9, 1994, among Niagara Mohawk, Chase, as Agent, and the Partnership

10.2.12(1)           License  Agreement  between the Partnership and Niagara Mohawk,  dated as of October
                     23, 1992

10.2.13(1)           Power Purchase Agreement,  dated as of April 14, 1989, between Con Edison Company of
                     New York, Inc. ("Con Edison") and JMC Selkirk

10.2.14(1)           Rider to Power  Purchase  Agreement,  dated as of September  13,  1989,  between Con
                     Edison and JMC Selkirk

10.2.15(1)           First  Amendment  to Power  Purchase  Agreement,  dated as of  September  13,  1991, between Con Edison and JMC Selkirk

10.2.16(1)          Letter Agreement Regarding Extending the Term of the Power Purchase Agreement,
                    dated as of May 28, 1992, between Con Edison and JMC Selkirk

10.2.17(1)          Second Amendment to Power Purchase Agreement,  dated as of October 22, 1992, between
                    Con Edison and JMC Selkirk

10.2.18(4)          Third  Amendment  to Power  Purchase  Agreement,  dated as of  September  13,  1996, between Con Edison and the Partnership

10.2.19(1)          Letter Agreement Regarding  Arbitration,  dated October 22, 1992, between Con Edison and JMC Selkirk

10.2.20(1)          Letter Agreement Regarding Sale of Capacity above 265 MW, dated as of October 22,
                    1992, between Con Edison and JMC Selkirk

10.2.1(1)           Notice,  Certificate  and  Waiver of Con  Edison for  assignment  by  Selkirk  Cogen
                    Partners,  L.P. ("SCP II") to the Partnership  pursuant to the merger, dated October
                    19, 1992

10.2.22(1)          Letter  Agreement  regarding  Alternative  Fuel  Supply,  dated as of July 29, 1994, between Con Edison and the Partnership

10.3                Construction Agreements

10.3.1(1)           Engineering,  Procurement and Construction  Services Agreement,  dated as of October
                    21, 1992,  between the  Partnership  and Bechtel  Construction of Nevada and Bechtel
                    Associates Professional Corporation (the "Contractor")

10.4                Steam and O&M Agreements

10.4.1(1)           Agreement  for the  Sale of  Steam,  dated  as of  October  21,  1992,  between  the
                    Partnership and General Electric Company ("General Electric")

10.4.2(1)           Amendment  to Steam  Sales  Agreement,  dated as of August  12,  1993,  between  the
                    Partnership and General Electric

10.4.3(1)           Second  Amendment  to Steam Sales  Agreement,  dated  December 7, 1994,  between the
                    Partnership and General Electric

10.4.4(2)           Third  Amendment  to  Steam  Sales  Agreement,  dated  May  31,  1995,  between  the
                    Partnership and General Electric

10.4.5(1)           Amended and Restated  Operation and Maintenance  Agreement,  dated as of October 22,
                    1992, between the Partnership and General Electric

10.4.6(19)                 Second Amended and Restated O&M Agreement dated July 18, 2000, between the
                           Partnership and GE International Inc.

10.5                       Fuel Supply Contracts

10.5.1(1)                  Amended and Restated Gas Purchase Contract,  dated as of September 26, 1992, between
                           Paramount Resources Ltd. ("Paramount") and the Partnership

10.5.2(1)                  First  Amendment  to the Amended and Restated  Gas  Purchase  Contract,  dated as of
                           October 5, 1992, between Paramount and the Partnership

10.5.3(1)                  Second  Amendment to the Amended and Restated  Gas  Purchase  Contract,  dated as of
                           December 1, 1993, between Paramount and the Partnership

10.5.4(10)                 Second Amended and Restated Gas Purchase Contract,  dated as of May 6, 1998, between the Partnership and Paramount

10.5.5(1)                  Letter  Agreement,  dated as of  October  25,  1993,  between  the  Partnership  and
                           Paramount

10.5.6(1)                  Indemnity  Agreement,  dated as of February 20, 1989, by the Partnership in favor of
                           Paramount

10.5.7(1)                  Letter Agreement, dated as of June 11, 1990, between the Partnership and Paramount

10.5.8(1)                  Indemnity  Amending and Supplemental  Agreement,  dated as of June 19, 1990, between the Partnership and Paramount

10.5.9(1)                  Intercreditor  Agreement,  dated as of October  21,  1992,  between  Paramount,  the
                           Partnership and Chase, as Agent

10.5.10(1)                 Specific  Assignment  of Unit 1  TransCanada  Transportation  Contract,  dated as of
                           December 20, 1991, by the Partnership to Paramount

10.5.11(1)                 Amendment No. 1 to Specific  Assignment,  dated as of October 21, 1992,  between the
                           Partnership and Paramount

10.5.12(1)                 Amended and Restated Gas Purchase  Agreement,  dated as of January 21, 1993, between the Partnership and Atcor Ltd. ("Atcor")

10.5.13(1)                 Amended and Restated Gas Purchase Agreement, dated as of October 22, 1992, between the Partnership, as assignee, and Imperial Oil Resources (“Imperial”)

10.5.14(1)                 Amended and Restated Gas Purchase Agreement, dated as of October 22, 1992, between the Partnership, as assignee, and PanCanadian Pertroleum Limited
                           (“PanCanadian”)

10.5.15(1)                 Back-up Fuel Supply  Agreement,  dated as of June 18, 1992,  between  Phibro  Energy
                           USA, Inc. ("Phibro") and SCP II

10.6                       Fuel Transportation Agreements

10.6.1(1)                  Gas  Transportation  Contract  for Firm  Reserved  Service,  dated as of February 7,
                           1991,  between  Iroquois  Gas  Transmission   System,  L.P.   ("Iroquois")  and  the
                           Partnership

10.6.2(1)                  Letter  Agreement,  dated June 30, 1993, from Iroquois and acknowledged and accepted for the Partnership by JMC Selkirk

10.6.3(1)                  Firm Service Contract for Firm Transportation Service, dated as of September 6,
                           1991, between TransCanada PipeLines Limited (“TransCanada”) and the
                           Partnership

10.6.4(1)                  Amending  Agreement,  dated  as  of  May  28,  1993,  between  the  Partnership  and
                           TransCanada

10.6.5(11)                 Amending  Agreement,  dated  as of  July  20,  1998,  between  the  Partnership  and
                           TransCanada

10.6.6(1)                  Firm  Natural Gas  Transportation  Agreement,  dated as of April 18,  1991,  between
                           Tennessee Gas Pipeline and the Partnership

10.6.7(1)                  Clarification  Letter from Tennessee,  dated April 18, 1991, between the Partnership and Tennessee

10.6.8(1)                  Supplemental  Agreement (Unit 1), dated April 18, 1991,  between the Partnership and
                           Tennessee

10.6.9(1)                  Operational  Balancing  Agreement,  dated  as of  September  1,  1993,  between  the
                           Partnership and Tennessee

10.6.10(1)                 Interruptible  Transportation Agreement,  dated as of September 1, 1993, between the
                           Partnership and Tennessee

10.6.11(1)                 License  Agreement  for the Ten-Speed 2 System,  dated as of July 21, 1993,  between the Partnership,  Tennessee,  Midwestern Gas Transmission Company and East Tennessee
                           Natural Gas Company

10.6.12(1)                 Firm Service Contract for Firm Transportation  Service,  dated as of March 16, 1994, between the Partnership and TransCanada

10.6.13(1)                 Letter  Agreement,  dated  as  of  March  24,  1994,  between  the  Partnership  and
                           TransCanada

10.6.14(1)                 Gas  Transportation  Contract for Firm Reserved Service,  dated as of April 5, 1994, between the Partnership and Iroquois

10.6.15(1)                 Letter Agreement, dated as of March 31, 1994, between the Partnership and Iroquois

10.6.16(1)                 Firm Natural Gas Transportation  Agreement,  dated as of April 11, 1994, between the
                           Partnership and Tennessee

10.6.17(1)                 Tennessee  Supplemental  Agreement  (Unit 2), dated as of October 21, 1992,  between
                           Tennessee and the Partnership

10.6.18(1)                 Letter Agreement, dated September 22, 1993, between the Partnership and Tennessee

10.6.19(2)                 Consent and Agreement,  dated May 15, 1995,  between the  Partnership,  Iroquois and the Trustee

10.7                       Transmission and Interconnection Agreements

10.7.1(1)                  Transmission  Services  Agreement,  dated as of December 13, 1990,  between  Niagara
                           Mohawk and SCP II

10.7.2(1)                  Notice,  Certificate,  Agreement,  Waiver and  Acknowledgment  to Niagara  Mohawk of
                           Assignment of  Transmission  Agreement to the  Partnership,  dated as of October 23,
                           1992

10.7.3(1)                  Interconnection  Agreement  (Unit 1), dated as of October 20, 1992,  between Niagara
                           Mohawk and SCP II

10.7.4(1)                  Interconnection  Agreement  (Unit 2), dated as of October 20, 1992,  between Niagara
                           Mohawk and SCP II

10.8                       Administrative Services Agreements and Water Supply Agreement

10.8.1(1)                  Project Administrative  Services Agreement,  dated as of June 15, 1992, between JMCS
                           I Management, Inc. ("JMCS I Management") and the Partnership

10.8.2(1)                  First Amendment to Project  Administrative  Services Agreement,  dated as of October
                           23, 1992, between JMCS I Management and the Partnership

10.8.3(1)                  Second Amendment to Project  Administrative  Services Agreement,  dated as of May 1,
                           1994, between JMCS I Management and the Partnership

10.8.4(1)                  Water Supply Agreement,  dated as of May 6, 1992, between the Town of Bethlehem, New
                           York and the Partnership

10.9                       Real Estate Documents

10.9.1(1)                  Second Amended and Restated Lease Agreement,  dated as of October 21, 1992,  between the Partnership and General Electric

10.9.2(1)                  Amended  and  Restated  First   Amendment  to  Second  Amended  and  Restated  Lease
                           Agreement, dated as of April 30, 1994, between the Partnership and General Electric

10.9.3(1)                  Unit 2 Grant of Easement, dated as of October 21, 1992, made by General Electric in favor of the Partnership (regarding Unit 2 Substation and Transmission Line)

10.9.4(1)                  Declaration of Restrictive  Covenants by General  Electric,  dated as of October 21,
                           1992 (regarding Wetlands Remediation Areas)

10.9.5(1)                  Utilities  Building Lease Agreement,  dated as of October 21, 1992,  between General
                           Electric, as Landlord, and the Partnership, as Tenant

10.9.6(1)                  Easement  Agreement,  dated as of May 27, 1992, between Charles  Waldenmaier and the
                           Partnership, as assignee

10.9.7(1)                  Facility Lease Agreement, dated as of October 21, 1992, between the Partnership, as Landlord, and the Town of Bethlehem, New York Industrial Development Agency
                           (“IDA”), as Tenant

10.9.8(1)                  Amended and Restated First Amendment to Facility Lease Agreement,  dated as of April
                           30, 1994, between the Partnership and the IDA

10.9.9(1)                  Sublease  Agreement,  dated as of October  21,  1992,  between the  Partnership,  as
                           Subtenant, and the IDA, as Sublandlord

10.9.10(1)                 Amended and Restated First  Amendment to Sublease  Agreement,  dated as of April 30,
                           1994, between the Partnership and the IDA

10.9.11(1)                 Payment  in Lieu of Taxes  Agreement,  dated as of October  21,  1992,  between  the
                           Partnership and the IDA

10.10                      Security Documents

10.10.1(1)                 Assignment  of  Agreements,  dated as of May 1, 1994,  among  Yasuda  Bank and Trust
                           Company  (U.S.A.)  ("Yasuda"),  Dresdner Bank AG, New York and Grand Cayman Branches
                           ("Dresdner"),  the Depositary  Agent, the Collateral  Agent, the Partnership and the
                           Funding Corporation

10.10.2(1)                 Depositary Agreement, dated as of May 1, 1994, among the Funding Corporation, the Partnership, Bankers Trust Company as collateral agent (“Collateral
                           Agent”) and Bankers Trust Company, as depositary agent (the
                           “Depositary Agent”)

10.10.3(1)                 Equity Contribution Agreement, dated as of May 1, 1994, among the Partnership,
                           Cogen LP, Cogen GP, Makowski Selkirk and Chase

10.10.4(1)                 Cash Collateral  Agreement,  dated as of May 1, 1994,  among Makowski  Selkirk,  the
                           Partnership and Chase, as Agent

10.10.5(1)                 Cash Collateral Agreement,  dated as of May 1, 1994, among Cogen LP, the Partnership and Chase, as Agent

10.10.6(1)                 Cash Collateral Agreement,  dated as of May 1, 1994, among Cogen GP, the Partnership and Chase, as Agent

10.10.7(1)                 Agreement of Spreader, Consolidation and Modification of Leasehold Mortgages,
                           Security Agreements and Fixture Financing Statements, (the “First
                           Consolidated Mortgage”), dated as of May 1, 1994, in the principal amount of $227,000,000 among the Partnership, the IDA and the Collateral Agent

10.10.8(1)                 Agreement of Spreader, Consolidation and Modification of Leasehold Mortgages,
                           Security Agreements and Fixture Financing Statements, dated as of May 1, 1994, in the principal amount of $122,000,000 among the Partnership, the IDA and the
                           Collateral Agent

10.10.9(1)                 Agreement of Spreader and Modification of Leasehold Mortgage (the “Restated
                           Mortgage”), dated as of May 1, 1994, in the principal amount of $43,000,000 among the Partnership, the IDA and the Collateral Agent

10.10.10(1)                Agreement of Modification and Severance of Mortgage (the “Mortgage Splitter
                           Agreement”), dated as of May 1, 1994, among the Partnership, the IDA and the Collateral Agent

10.10.11(1)                Leasehold  Mortgage  (Substitute  Mortgage No. 1),  dated as of May 1, 1994,  in the principal  amount  of  $9,099,000  given  by  the  Partnership  and  the  IDA to the
                           Collateral Agent

10.10.12(1)                Leasehold  Mortgage  (Substitute  Mortgage No. 2),  dated as of May 1, 1994,  in the principal  amount  of  $43,000,000  given  by the  Partnership  and  the  IDA to the
                           Collateral Agent

10.10.13(1)                Leasehold  Mortgage  (Substitute  Mortgage No. 1),  dated as of May 1, 1994,  in the principal sum of $16,601,000  given by the Partnership and the IDA to the Collateral
                           Agent

10.10.14(1)                Leasehold  Mortgage  (Gap Mortgage No. 2) in the  principal  amount of  $42,199,000, dated as of May 1,  1994,  given by the  Partnership  and the IDA to the  Collateral
                           Agent

10.10.15(1)                Leasehold Mortgage, Security Agreement and Fixture Financing Statement (the
                           “Chase Mortgage”), dated as of May 1, 1994, given by the Partnership and the IDA to the Collateral Agent

10.10.16(1)                Amended and Restated Security Agreement and Assignment of Contracts (the
                           “Security Agreement”), dated as of May 1, 1994, made by the
                           Partnership in favor of the Collateral Agent

10.10.17(1)                Pledge and Security Agreement (the “Partnership Pledge Agreement”),
                           dated as of May 1, 1994, from the Partnership in favor of the Collateral Agent

10.10.18(1)                Security  Agreement  (the "Company  Security  Agreement"),  dated as of May 1, 1994, from the Company in favor of the Collateral Agent

10.10.19(1)                Intercreditor Agreement, dated as of May 1, 1994, among the Trustee, the Credit
                           Bank, the Funding Corporation, the Partnership, the Collateral Agent and certain other parties

10.10.20(1)                Purchase  Agreement and Transfer  Supplement,  dated as of May 1, 1994, among Chase,
                           Dresdner, Yasuda, the Funding Corporation and the Partnership

10.11                      Other Material Project Contracts

10.11.1(1)                 Purchase  Agreement,  dated  April 29,  1994,  among the  Funding  Corporation,  the
                           Partnership, CS First Boston Corporation,  Chase Securities, Inc. and Morgan Stanley
                           & Co. Incorporated

10.11.2(1)                 Capital Contribution Agreement, dated as of April 28, 1994, among the
                           Partnership, JMC Selkirk, JMCS I Investors, Cogen Technologies GP and Cogen
                           Technologies LP (collectively, the “Partners”)

10.11.3(1)                 Equity  Depositary  Agreement,  dated as of May 1, 1994, among the Partnership,  the
                           Partners, Makowski Selkirk and Citibank, N.A. as Special Agent

10.11.4(7)                 Master Restructuring Agreement, dated as of July 9, 1997, among Niagara Mohawk, the Partnership and other Independent Power Producers (defined therein)

16(16)                     Letter from former accountant (Arthur Andersen, LLP), dated as of March 9, 1999, to the Securities and Exchange Commission regarding the Partnership’s change in certifying accountant

18(18)                     Letter regarding change in accounting principle

21(1)                      Subsidiaries of the Funding Corporation and Partnership

27                         Financial Data Schedule
                           (for electronic filing purposes only)

99                         Additional Exhibits

99.1(12)                   Officer's Certificate of the Partnership, dated August 31, 1998, delivered to
                           Bankers Trust Company, as Trustee

99.2(13)                   Independent Engineer's Certificate of R.W. Beck, Inc., dated as of August 31, 1998, delivered to Bankers Trust Company, as Trustee

99.3(14)                   Gas Consultant's Certificate of C.C. Pace Consulting, LLC, dated August 28, 1998, delivered to Bankers Trust Company, as Trustee

99.4(15)                   Press Release of the Partnership, dated August 31, 1998

-------------------

(1) Incorporated herein by reference to the Registrant's Registration Statement on Form S-1 filed September 1, 1994, as amended (File No. 33-83618).

(2) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1995 filed August 14, 1995.

(3) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1996 filed August 13, 1996.

(4) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended September 30, 1996 filed November 14, 1996.

(5) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 1997 filed May 15, 1997.

(6) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 1997 filed August 14, 1997.

(7) Incorporated herein by reference to Exhibit Number 10.28 of the Current Report on Form 8-K of Niagara Mohawk Power Corporation filed July 10, 1997.

(8) Incorporated herein by reference to Exhibit Number 10.1 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(9) Incorporated herein by reference to Exhibit Number 10.2 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(10) Incorporated herein by reference to Exhibit Number 10.3 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(11) Incorporated herein by reference to Exhibit Number 10.4 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(12) Incorporated herein by reference to Exhibit Number 99.1 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(13) Incorporated herein by reference to Exhibit Number 99.2 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(14) Incorporated herein by reference to Exhibit Number 99.3 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(15) Incorporated herein by reference to Exhibit Number 99.4 of the Registrant’s Current Report on Form 8-K filed September 16, 1998.

(16) Incorporated herein by reference to Exhibit Number 16 of the Registrant’s Current Report on Form 8-K filed March 9, 1999.

(17) Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998 filed March 31, 1999.

(18) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2000 filed May 15, 2000.

(19) Incorporated herein by reference to the Registrant’s Quarterly Report on Form 10-Q for the Quarterly Period Ended June 30, 2000 filed August 14, 2000.

(20) Incorporated herein by reference to the Registrant’s Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2000 filed March 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       SELKIRK COGEN PARTNERS, L.P.

                                       By:      JMC SELKIRK, INC.,
                                                Managing General Partner

Date: March 29, 2002                    /s/ JOHN R. COOPER
                                       ---------------------------------
                                       Name:    John R. Cooper
                                       Title:   Senior Vice President and
                                                Chief Financial Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                           Title                  Date
          ---------                           -----                  ----

/s/  P. CHRISMAN IRIBE              President and Director       March 29, 2002
----------------------
P. Chrisman Iribe

/s/  SANFORD L. HARTMAN             Director                     March 29, 2002
-----------------------
Sanford L. Hartman

/s/  JOHN R. COOPER                 Senior Vice President and    March 29, 2002
-------------------                  Chief Financial Officer
John R. Cooper

/s/  ERNEST K. HAUSER               Senior Vice President        March 29, 2002
---------------------
Ernest K. Hauser

/s/  DAVID N. BASSETT               Treasurer                    March 29, 2002
---------------------
David N. Bassett

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            SELKIRK COGEN FUNDING
                                            CORPORATION

Date: March 29, 2002                        /s/  JOHN R. COOPER
                                            ----------------------------
                                            Name:   John R. Cooper
                                            Title:  Senior Vice President and
                                                    Chief Financial Officer

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

          Signature                     Title                      Date
          ---------                     -----                      ----

/s/  P. CHRISMAN IRIBE           President and Director       March 29, 2002
----------------------
P. Chrisman Iribe

/s/  SANFORD L. HARTMAN          Director                     March 29, 2002
-----------------------
Sanford L. Hartman

/s/  JOHN R. COOPER              Senior Vice President and    March 29, 2002
-------------------               Chief Financial Officer
John R. Cooper

/s/  ERNEST K. HAUSER            Senior Vice President        March 29, 2002
---------------------
Ernest K. Hauser

/s/  DAVID N. BASSETT            Treasurer                    March 29, 2002
---------------------
David N. Bassett