Form 10-Q
period 2002-03-31
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2002-05-13
CIK 929518, 929540

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2002

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
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  X  No__

        As of May 10, 2002, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

=====================================================================================================

                                TABLE OF CONTENTS

                                                                         Page
                                                                         ----

                      PART I. FINANCIAL INFORMATION

Item 1.           Financial Statements (unaudited)

                  Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001...............................     1

                  Consolidated Statements of Operations for the three
                  months ended March 31, 2002 and 2001................     2

                  Consolidated Statements of Cash Flows for the three
                  months ended March 31, 2002 and 2001................     3

                  Notes to Consolidated Financial Statements..........     4

Item 2.           Management's Discussion and Analysis of Financial
                  Condition and Results of Operations

                  Results of Operations...............................     8

                  Liquidity and Capital Resources.....................    10

Item 3.           Quantitative and Qualitative Disclosures About
                  Market Risk ........................................    14

                                PART II. OTHER INFORMATION

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                             March 31,         December 31,
                                                                                2002               2001
                                                                           ---------------    ---------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                   $   1,800          $   4,546
    Restricted funds                                                               32,378              7,699
    Accounts receivable, net of allowance of $0 and $32, respectively              17,545             17,789
    Due from affiliates                                                               392              1,127
    Fuel inventory and supplies                                                     8,506             10,228
    Other current assets                                                              410                511
    Asset for derivative contracts                                                    ---                446
                                                                           ---------------    ---------------
               Total current assets                                                61,031             42,346
                                                                           ---------------    ---------------

PLANT AND EQUIPMENT:
    Plant and equipment, at cost                                                  373,642            373,476
    Less: Accumulated depreciation                                                102,684             99,563
                                                                           ---------------    ---------------
               Plant and equipment, net                                           270,958            273,913
                                                                           ---------------    ---------------

LONG-TERM RESTRICTED FUNDS                                                         24,314             24,314

DEFERRED FINANCING CHARGES, net of accumulated

     amortization of $9,173 and $8,901, respectively                                7,118              7,390
                                                                           ---------------    ---------------
TOTAL ASSETS                                                                   $  363,421         $  347,963
                                                                           ===============    ===============

LIABILITIES AND PARTNERS' DEFICITS

CURRENT LIABILITIES:
    Accounts payable                                                             $    182         $    1,729
    Accrued bond interest payable                                                   8,389                357
    Accrued fuel expenses                                                           9,021              8,689
    Accrued property taxes                                                          3,200              2,296
    Other accrued expenses                                                          6,045              5,435
    Due to affiliates                                                                 797              2,008
    Current portion of long-term bonds                                             13,529             13,529
    Current portion of liability for derivative contacts                            3,428              3,688
                                                                           ---------------    ---------------
               Total current liabilities                                           44,591             37,731

LONG-TERM LIABILITIES:
    Deferred revenue                                                                4,420              4,597
    Other long-term liabilities                                                     6,151              7,070
    Long-term bonds - net of current portion                                      349,235            349,235
    Liability for derivative contracts - net of current
    portion                                                                         4,454              5,113
                                                                           ---------------    ---------------
               Total liabilities                                                  408,851            403,746
                                                                           ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICITS:
    General partners' deficits                                                      (364)              (458)
    Limited partners' deficits                                                   (37,184)           (46,524)
    Accumulated other comprehensive loss                                          (7,882)            (8,801)
                                                                           ---------------    ---------------
               Total partners' deficits                                          (45,430)           (55,783)
                                                                           ---------------    ---------------
TOTAL LIABILITIES AND PARTNERS' DEFICITS                                       $  363,421         $  347,963
                                                                           ===============    ===============
See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

                                                                       For the Three Months Ended
                                                                 ---------------------------------

                                                                     March 31,          March 31,
                                                                       2002                2001
                                                                 --------------     ---------------
OPERATING REVENUES:
     Electric and steam                                             $   49,463          $   61,584
     Fuel revenues                                                       3,492               4,889
                                                                 --------------     ---------------
                 Total operating revenues                               52,955              66,473
                                                                 --------------     ---------------

COST OF REVENUES:
     Fuel and transmission costs                                        24,155              40,454
     Unrealized loss on derivative contracts                               446                 ---
     Other operating and maintenance                                     6,531               3,340
     Depreciation                                                        3,121               3,114
                                                                 --------------     ---------------
                 Total cost of revenues                                 34,253              46,908
                                                                 --------------     ---------------
GROSS PROFIT                                                            18,702              19,565
                                                                 --------------     ---------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                                   514                 431
     Other general and administrative                                      657                 605
     Amortization of deferred financing charges                            272                 280
                                                                 --------------     ---------------
                 Total other operating expenses                          1,443               1,316
                                                                 --------------     ---------------

OPERATING INCOME                                                        17,259              18,249
                                                                 --------------     ---------------

INTEREST (INCOME) EXPENSE:
     Interest income                                                     (207)               (638)
     Interest expense                                                    8,032               8,271
                                                                 --------------     ---------------
                 Total interest expense, net                             7,825               7,633
                                                                 --------------     ---------------

NET INCOME                                                           $   9,434          $   10,616
                                                                 ==============     ===============

NET INCOME ALLOCATION:
     General partners                                                 $     94           $     106
     Limited partners                                                    9,340              10,510
                                                                 --------------     ---------------
     TOTAL                                                           $   9,434          $   10,616
                                                                 ==============     ===============

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                      For the Three Months Ended
                                                                      --------------------------

                                                                       March 31,        March 31,
                                                                         2002             2001
                                                                      ---------        ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                        $  9,434         $  10,616
    Adjustments to reconcile net income to net cash
       provided by operating activities:
       Depreciation and amortization                                     3,393             3,394
       Unrealized loss on derivative contracts                             446               ---
       Deferred revenue                                                   (177)             (177)
       Increase (decrease) in cash resulting from a change in:
          Restricted funds                                              (2,081)           (2,461)
          Accounts receivable                                              244             1,036
          Due from affiliates                                              735             1,575
          Fuel inventory and supplies                                    1,722             (173)
          Other current assets                                             101                91
          Accounts payable                                              (1,547)               88
          Accrued bond interest payable                                  8,032             8,271
          Accrued fuel expenses                                            332           (3,102)
          Accrued property taxes                                           904               100
          Other accrued expenses                                           610               413
          Due to affiliates                                            (1,211)                28
          Other long-term liabilities                                    (919)             (820)
                                                                  -------------   ---------------
               Net cash provided by operating activities                20,018            18,879
                                                                  -------------   ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Plant and equipment additions                                        (166)             (266)
                                                                  -------------   ---------------
               Net cash used in investing activities                     (166)             (266)
                                                                  -------------   ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Restricted funds                                                  (22,598)          (20,103)
                                                                  -------------   ---------------
               Net cash used in financing activities                  (22,598)          (20,103)
                                                                  -------------   ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (2,746)           (1,490)
                                                                  -------------   ---------------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                    4,546             3,187
                                                                  -------------   ---------------

CASH AND CASH EQUIVALENTS,
    END OF YEAR                                                   $      1,800       $     1,697
                                                                  =============   ===============

See notes to consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1.  Basis of Presentation

The accompanying unaudited consolidated financial statements include Selkirk Cogen Partners, L.P. and its wholly-owned subsidiary, Selkirk Cogen Funding Corporation (collectively the “Partnership”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

Comprehensive Income

Comprehensive income reports a measure for changes in income of an enterprise that result from transactions and other economic events other than transactions with partners. The Partnership’s comprehensive income consists principally of changes in the market value of certain financial hedges with the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, on January 1, 2001.

The schedule below summarizes the activities affecting comprehensive income for the three months ended March 31, 2002 and 2001 (in millions):

                                                   Three Months Ended March 31,
                                                     2002              2001
                                                   ---------        -----------

Net income                                         $    9.4         $    10.6
Cumulative effect of adoption of SFAS No. 133           ---             (9.0)
Net loss from current period hedging transactions
     in accordance with SFAS No. 133                    ---             (1.8)

Net reclassification to earnings                        0.9              0.8
                                                   ---------        -----------
Comprehensive Income                               $   10.3         $    0.6
                                                   =========        ===========

Note 2.    Significant Accounting Policies

Except as disclosed, the Partnership has not adopted or changed any accounting principles.

New Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This standard prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. This standard was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This standard eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This standard is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership’s consolidated balance sheets at that date, regardless of when the assets were initially recognized. This standard was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This standard also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This standard is effective for fiscal years beginning after December 15, 2001. This standard was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

Note 3.   Accounting For Derivative Contracts

The Partnership has two foreign currency exchange contracts to hedge against fluctuations in fuel transportation costs, which are denominated in Canadian dollars. For the three months ended March 31, 2002 and 2001, amounts charged to fuel costs as a result of losses realized from these contracts totaled approximately $0.9 million and $0.8 million, respectively. The Partnership expects that net derivative losses of approximately $3.4 million, included in accumulated other comprehensive loss as of March 31, 2002, will be reclassified into earnings within the next twelve months.

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the three months ended March 31, 2002 and 2001 (in millions):

                                                           Three Months Ended March 31,
                                                             2002              2001
                                                           ------------   -------------

Beginning accumulated other comprehensive loss
     at January 1, 2002 and 2001                           $   (8.8)       $    (9.0)

Net loss from current period hedging transactions               ---             (1.8)

Net reclassification to earnings                                0.9              0.8
                                                           ------------   -------------
Ending accumulated other comprehensive loss                $   (7.9)       $   (10.0)
                                                           ============   =============

Note 4.  Concentrations of Credit Risk

Credit risk is the risk of loss the Partnership would incur if counterparties were to fail to perform their contractual obligations. The Partnership primarily conducts business with customers in the energy industry, such as investor-owned utilities, energy trading companies, financial institutions, gas production companies and gas transportation companies located in the United States and Canada. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses in accordance with established credit approval practices and limits by dealing primarily with counterparties it considers to be of investment grade.

As of March 31, 2002, the Partnership’s credit risk is primarily concentrated with the following customers: Con Edison, Niagara Mohawk and the New York Independent System Operator, all of whom are considered to be of investment grade.

Note 5.  Bankruptcy of Affiliated Company

JMC Selkirk, Inc. is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk, Inc. is held by an indirect subsidiary of PG&E National Energy Group, Inc. ("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation, the parent company of Pacific Gas and Electric Company (the "Utility").

In December 2000, and in January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG that involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG. After the restructuring was completed, two independent rating agencies, Standard and Poor’s and Moody’s Investor Services issued investment grade ratings for NEG and reaffirmed such ratings for certain NEG subsidiaries. On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California (“Bankruptcy Court”). Pursuant to the Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Utility and PG&E Corporation have jointly filed a plan of reorganization with the Bankruptcy Court that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect NEG or any of its subsidiaries. Subsequent to the bankruptcy filing, the investment grade ratings of NEG and its rated subsidiaries were reaffirmed on April 6 and 9, 2001. The Managing General Partner believes that NEG and its direct and indirect subsidiaries, including JMC Selkirk, Inc., Pentagen Investors, L.P. and the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

Note 6.  Title V Permit

On November 6, 2001, the Partnership received from the New York State Department of Environmental Conservation (the “DEC”) the Facility’s Title V operating permit endorsed by the DEC on November 2, 2001 (the “Title V Permit”). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership’s existing air permits, and the Facility’s compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit. The DEC has confirmed that the terms and conditions of the Title V Permit are stayed pending a final DEC decision on the appeal. Since November 12, 2001, the Partnership and DEC staff have engaged in negotiations regarding the Title V Permit. At this time, it is too early for the Partnership to assess whether a settlement can be achieved, the likely outcome of the adjudicatory hearing if no settlement is achieved, or the impact on the Facility.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein are forward-looking statements concerning the Partnership’s operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; the outcome of the negotiations with the New York State Department of Environmental Conservation regarding the Facility’s Title V operating permit as described in “Regulations and Environmental Matters” below; and whether Con Edison were to prevail in its claim to Unit 2‘s excess natural gas volumes as described in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

Results of Operations

Three Months Ended March 31, 2002 Compared to the Three Months Ended March 31, 2001

The Partnership earned net income of approximately $9.4 million for the quarter ended March 31, 2002 as compared to approximately $10.6 million for the corresponding period in the prior year. The $1.2 million decrease in net income is primarily due to lower gross profit resulting from differences in the scheduling of planned maintenance. The first quarter of 2002 included a scheduled maintenance outage on Unit 2, whereas no maintenance outages occurred during the first quarter of 2001.

Total operating revenues for the quarter ended March 31, 2002 were approximately $53.0 million as compared to approximately $66.5 million for the corresponding period in the prior year.

Electric Revenues (dollars and kWh's in millions):

                                                    For the Three Months Ended
                                   March 31, 2002                                  March 31, 2001
                     ------------------------------------------    ---------------------------------------
                        Dollars   kWh's   Capacity  Dispatch     Dollars    kWh's     Capacity   Dispatch
                        -------   -----   --------  --------     -------    ------    --------   --------
Unit 1                 14.9      178.5   100.0%     100.0%          17.9     103.0     59.7%      60.6%
Unit 2                 34.5      452.9    79.1%      97.8%          43.0     518.7     90.6%      95.2%

Unit 1 electric revenues decreased approximately $3.0 million for the quarter ended March 31, 2002 as compared to the corresponding period in the prior year. The decrease in Unit 1 electric revenues for the quarter ended March 31, 2002 was primarily due to lower fuel index pricing in the energy component of the Niagara Mohawk Power Corporation (“Niagara Mohawk”) monthly contract payments and lower market energy prices, partially offset by higher volumes of delivered energy. During the quarter ended March 31, 2002, revenues from Niagara Mohawk, PG&E Energy Trading - Power, L.P., an affiliate of JMC Selkirk Inc. (“PG&E Energy Trading”), and the New York Independent System Operator (“ISO”) were approximately $9.9 million, $0.0 million and $5.0 million, respectively, as compared to approximately $12.4 million, $3.3 million and $2.2 million, respectively, for the corresponding period in the prior year. Energy and capacity sales to the ISO were sold at ISO market clearing prices and energy sales to PG&E Energy were sold at negotiated market prices.

Unit 2 electric revenues decreased approximately $8.5 million for the quarter ended March 31, 2002 as compared to the corresponding period in the prior year. The decrease in Unit 2 electric revenues was primarily due to lower fuel index pricing in the Consolidated Edison Company of New York, Inc. (“Con Edison”) contract price for delivered energy and lower volumes of delivered energy resulting from a four week scheduled maintenance outage in January 2002. During the quarter ended March 31, 2002, Unit 2 electric revenues from Con Edison, the ISO and PG&E Energy Trading were approximately $33.1 million, $0.1 million and $1.3 million, respectively. Revenues from the ISO and PG&E Energy Trading resulted from sales of other energy-related products. During the quarter ended March 31, 2001, all of the Unit 2 electric revenues were from Con Edison.

Steam revenues for the quarter ended March 31, 2002 were approximately $0.1 million as compared to approximately $0.6 million for the corresponding period in the prior year. The Partnership charges General Electric a nominal price for steam delivered in an amount up to the annual equivalent of 160,000 lbs/hr (the “Discounted Quantity”). The $0.5 million decrease in steam revenues was primarily due to a decrease in steam sales in excess of the Discounted Quantity to General Electric. Delivered steam for the quarter ended March 31, 2002 was approximately 367.7 million pounds or 170,232 lbs/hr as compared to approximately 432.9 million pounds or 198,192 lbs/hr for the corresponding period in the prior year.

Fuel Revenues (dollars and MMBtu's in millions):

                                                             For the Three Months Ended
                                              March 31, 2002                          March 31, 2001
                                       ------------------------------        ---------------------------------
                                         Dollars         MMBtu's                Dollars          MMBtu's
                                         -------         -------                -------          -------
Gas Resales                                 1.5            0.6                     3.5             0.6
Fuel Optimizations                          1.5            0.6                     0.9             0.1
Peak Shaving Arrangements                   0.5            0.0                     0.5             0.0

Fuel revenues for the quarter ended March 31, 2002 were approximately $3.5 million as compared to approximately $4.9 million for the corresponding period in the prior year. The $1.4 million decrease in fuel revenues is primarily due to lower market natural gas prices, partially offset by higher volumes of natural gas sold under fuel optimizations.

Fuel and Transmission Costs (dollars and MMBtu's in millions):

                                                             For the Three Months Ended
                                              March 31, 2002                          March 31, 2001
                                       ------------------------------        ---------------------------------
                                         Dollars         MMBtu's                Dollars          MMBtu's
                                         -------         -------                -------          -------
Fuel Supply and
     Transportation*                       20.8            6.7                    37.7             7.0
Fuel Optimizations                          1.5            0.6                     0.9             0.1
Transmission Costs                          1.9            ---                     1.9             ---

* Includes the cost of fuel associated with the production of electricity and gas resales.

Fuel and transmission costs for the quarter ended March 31, 2002 were approximately $24.2 million as compared to approximately $40.5 million for the corresponding period in the prior year. The $16.3 million decrease in fuel and transmission costs is primarily due to the lower price of natural gas under the firm fuel supply contracts. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. During each of the quarters ended March 31, 2002 and 2001, fuel costs were increased by approximately $0.9 million and $0.8 million, respectively, as a result of the currency swap agreements.

Unrealized loss on derivative contracts for the quarter ended March 31, 2002 was approximately $0.4 million as compared to $0.0 million for the corresponding period in the prior year. The unrealized loss reflects the change in fair value of peak shaving arrangements as of March 31, 2002.

Other operating and maintenance expenses for the quarter ended March 31, 2002 were approximately $6.5 million as compared to approximately $3.3 million for the corresponding period in the prior year. The $3.2 million increase in other operating and maintenance expenses was primarily due to differences in the scheduling of planned maintenance.

Liquidity and Capital Resources

Net cash provided by operating activities for the quarter ended March 31, 2002 was approximately $20.0 million as compared to approximately $18.9 million for the corresponding period in the prior year. Net cash provided by operating activities primarily represents net income, adjusted by non-cash expenses and income, plus the net effect of changes within the Partnership’s operating assets and liability accounts.

Net cash used in investing activities for the quarter ended March 31, 2002 was approximately $0.2 million as compared to approximately $0.3 million for the corresponding period in the prior year. Net cash used in investing activities represents additions to plant and equipment.

Net cash used in financing activities for the quarter ended March 31, 2002 was approximately $22.6 million as compared to approximately $20.1 million for the corresponding period in the prior year. The increase in net cash used in financing activities for the quarter ended March 31, 2002 was primarily due to additional cash becoming available to deposit into the Principal Fund. Pursuant to the Partnership’s Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities during the quarter ended March 31, 2002 and 2001 represent deposits of monies into the Interest Fund and Principal Fund.

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

Market Risk

Interest Rates

The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the quarter ended March 31, 2002 would have resulted in a negative impact of approximately $21.0 thousand on the Partnership’s net income.

The Partnership’s long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

The Partnership’s currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership’s exposure is limited to the currency exchange rate differential. During the quarter ended March 31, 2002, the currency exchange rate differential resulted in a negative impact of approximately $0.9 million on the Partnership’s net income.

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

Credit Risk

Credit risk is the risk of loss the Partnership would incur if counterparties were to fail to perform their contractual obligations. The Partnership primarily conducts business with customers in the energy industry, such as investor-owned utilities, energy trading companies, financial institutions, gas production companies and gas transportation companies located in the United States and Canada. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses in accordance with established credit approval practices and limits by dealing primarily with counterparties it considers to be of investment grade.

As of March 31, 2002, the Partnership’s credit risk is primarily concentrated with the following customers: Con Edison, Niagara Mohawk and the New York Independent System Operator, all of whom are considered to be of investment grade.

Accounting Principles Issued But Not Yet Adopted

The Partnership has certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business. These derivatives are exempt from the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, SFAS No. 133) under the normal purchase and sales exception, and are not reflected on the balance sheet at fair value. In June 2001 (as amended in October 2001 and December 2001), the Financial Accounting Standards Board (“FASB”) approved an interpretation issued by the Derivatives Implementation Group (“DIG”), DIG C15, that changed the definition of normal purchases and sales for certain power contracts. Implementation of this interpretation will not result in any contract’s failure to continue qualifying for the normal purchases and sales exemption under DIG C15. The FASB has also approved another DIG interpretation, DIG C16, that disallows normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. One of the Partnership’s long-term fuel contracts no longer qualifies under the normal purchase exemption pursuant to the requirements of DIG C16.  However, because the contract has market based pricing, the Partnership estimates its fair value to always be zero, resulting in no impact to the consolidated financial statements.

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

Critical Accounting Policies

Effective January 1, 2001, the Partnership adopted SFAS No. 133. This standard requires the Partnership to recognize all derivatives, as defined in the standard, on the consolidated balance sheets at fair value.

Legal Matters

The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations. See Part I, Item 3 of the Partnership’s December 31, 2001 Annual Report on Form 10-K for further discussion of significant pending litigation.

Regulations and Environmental Matters

On November 6, 2001, the Partnership received from the New York State Department of Environmental Conservation (the “DEC”) the Facility’s Title V operating permit endorsed by the DEC on November 2, 2001 (the “Title V Permit”). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership’s existing air permits, and the Facility’s compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit. The DEC has confirmed that the terms and conditions of the Title V Permit are stayed pending a final DEC decision on the appeal. Since November 12, 2001, the Partnership and DEC staff have engaged in negotiations regarding the Title V Permit. At this time, it is too early for the Partnership to assess whether a settlement can be achieved, the likely outcome of the adjudicatory hearing if no settlement is achieved, or the impact on the Facility.

ITEM 3.   QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT
MARKET RISK

The Partnership is exposed to market risk from changes in interest rates, foreign currency exchange rates, energy commodity prices and credit risk, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities. (See “Market Risk”, included in Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations above.)

PART II. OTHER INFORMATION

ITEM 5.   OTHER ITEMS

A written Consent of Directors in lieu of a meeting was executed on April 1, 2002 for both Selkirk Cogen Funding Corporation and JMC Selkirk, Inc. (the “Managing General Partner”). The following tables set forth the names and positions of newly appointed officers.

         Selkirk Cogen Funding Corporation:
         ----------------------------------

                  Name                               Position
                  ----                               --------
         John R. Cooper*                             Senior Vice President, Chief Financial
                                                     Officer and Treasurer
         Thomas E. Legro                             Vice President and Controller

         The Managing General Partner:
         -----------------------------

                  Name                               Position
                  ----                               --------
         John R. Cooper*                             Senior Vice President, Chief Financial
                                                     Officer and Treasurer
         Thomas E. Legro                             Vice President and Controller

* John R. Cooper has been elected to the additional position of Treasurer, replacing David N. Bassett

Thomas E. Legro is Vice President and Controller of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since July 2001. From January 1994 to June 2001, Mr. Legro was Vice President and Controller of Edison Mission Energy. Mr. Legro was elected Vice President and Controller of both Selkirk Cogen Funding Corporation and the Managing General Partner on April 1, 2002.

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

                                           SELKIRK COGEN PARTNERS, L.P.

                                           JMC SELKIRK, INC.
                                           General Partner

Date: May 13, 2002                         /s/ JOHN R. COOPER
                                           ------------------------------------
                                           Name:    John R. Cooper
                                           Title:   Senior Vice President,
                                                    Chief Financial Officer and
                                                    Treasurer

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SELKIRK COGEN FUNDING
                                           CORPORATION

Date:  May 13, 2002                      /s/  JOHN R. COOPER
                                         -----------------------------------
                                         Name:    John R. Cooper
                                         Title:   Senior Vice President,
                                                  Chief Financial Officer and
                                                  Treasurer