Form 10-Q
period 2002-06-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2002-08-14
CIK 929518, 929540

=====================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2002

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
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of August 12, 2002, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding. =====================================================================================================

TABLE OF CONTENTS

                                                                          Page
                                                                          ----

                      PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements (unaudited)

           Consolidated Balance Sheets as of June 30, 2002
           and December 31, 2001.......................................      1

           Consolidated Statements of Operations for the three and six
           months ended June 30, 2002 and 2001.........................      2

           Consolidated Statements of Cash Flows for the three and six
           months ended June 30, 2002 and 2001.........................      3

           Notes to Consolidated Financial Statements..................      4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations

           Results of Operations.......................................     10

           Liquidity and Capital Resources.............................     14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk..     18

                        PART II. OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K............................    19

SIGNATURES.............................................................    20

                                       i

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)

                                                                              June 30,         December 31,
                                                                                2002               2001
                                                                           ---------------    ---------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                   $   1,594          $   4,546
    Restricted funds                                                                8,562              7,699
    Accounts receivable, net of allowance of $0 and $32, respectively              18,142             17,789
    Due from affiliates                                                               996              1,127
    Fuel inventory and supplies                                                     5,921             10,228
    Other current assets                                                            1,298                511
    Asset for derivative contracts                                                    ---                446
                                                                           ---------------    ---------------
               Total current assets                                                36,513             42,346
                                                                           ---------------    ---------------

PLANT AND EQUIPMENT:
    Plant and equipment, at cost                                                  374,944            373,476
    Less: Accumulated depreciation                                                105,657             99,563
                                                                           ---------------    ---------------
               Plant and equipment, net                                           269,287            273,913
                                                                           ---------------    ---------------
LONG-TERM RESTRICTED FUNDS                                                         26,854             24,314

DEFERRED FINANCING CHARGES, net of accumulated
     amortization of $9,445 and $8,901, respectively                                6,846              7,390
                                                                           ---------------    ---------------
TOTAL ASSETS                                                                   $  339,500         $  347,963
                                                                           ===============    ===============

LIABILITIES AND PARTNERS' DEFICITS

CURRENT LIABILITIES:
    Accounts payable                                                             $    368         $    1,729
    Accrued bond interest payable                                                     351                357
    Accrued fuel expenses                                                           9,667              8,689
    Accrued property taxes                                                          3,200              2,296
    Accrued operating and maintenance expenses                                      3,574              1,262
    Other accrued expenses                                                          3,483              4,173
    Due to affiliates                                                               1,109              2,008
    Current portion of long-term bonds                                             15,406             13,529
    Current portion of liability for derivative contracts                           2,571              3,688
                                                                           ---------------    ---------------
               Total current liabilities                                           39,729             37,731

LONG-TERM LIABILITIES:
    Deferred revenue                                                                4,243              4,597
    Other long-term liabilities                                                     6,881              7,070
    Long-term bonds - net of current portion                                      340,737            349,235
    Liability for derivative contracts - net of current
    portion                                                                         3,137              5,113
                                                                           ---------------    ---------------
               Total liabilities                                                  394,727            403,746
                                                                           ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICITS:
    General partners' deficits                                                      (487)              (458)
    Limited partners' deficits                                                   (49,032)           (46,524)
    Accumulated other comprehensive loss                                          (5,708)            (8,801)
                                                                           ---------------    ---------------
               Total partners' deficits                                          (55,227)           (55,783)
                                                                           ---------------    ---------------
TOTAL LIABILITIES AND PARTNERS' DEFICITS                                       $  339,500         $  347,963
                                                                           ===============    ===============

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)

                                                          For the Three Months Ended           For the Six Months Ended
                                                        --------------------------------     ------------------------------

                                                           June 30,         June 30,           June 30,         June 30,
                                                             2002             2001               2002             2001
                                                        ---------------   --------------     --------------   -------------
OPERATING REVENUES:
     Electric and steam                                     $   44,931       $   45,927          $  94,394       $ 107,511
     Fuel revenues                                               8,493           11,750             11,985          16,639
                                                                                             --------------   -------------
                                                        ---------------   --------------
              Total operating revenues                          53,424           57,677            106,379         124,150
                                                        ---------------   --------------     --------------   -------------

COST OF REVENUES:
     Fuel and transmission costs                                27,784           32,401             51,939          72,855
     Unrealized loss on derivative contracts                       ---              ---                446             ---
     Other operating and maintenance                            10,770            7,197             17,301          10,537
     Depreciation                                                3,139            3,124              6,260           6,238
                                                        ---------------   --------------     --------------   -------------
              Total cost of revenues                            41,693           42,722             75,946          89,630
                                                        ---------------   --------------     --------------   -------------
GROSS PROFIT                                                    11,731           14,955             30,433          34,520
                                                        ---------------   --------------     --------------   -------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                           187              539                701             970
     Other general and administrative                              804              677              1,461           1,282
     Amortization of deferred financing charges                    272              280                544             560
                                                        ---------------   --------------     --------------   -------------
              Total other operating expenses                     1,263            1,496              2,706           2,812
                                                        ---------------   --------------     --------------   -------------

OPERATING INCOME                                                10,468           13,459             27,727          31,708
                                                        ---------------   --------------     --------------   -------------

INTEREST (INCOME) EXPENSE:
     Interest income                                             (260)            (667)              (467)         (1,305)
     Interest expense                                            8,026            8,266             16,058          16,537
                                                        ---------------   --------------     --------------   -------------
              Total interest expense, net                        7,766            7,599             15,591          15,232
                                                        ---------------   --------------     --------------   -------------

NET INCOME                                                   $   2,702        $   5,860         $   12,136       $  16,476
                                                        ===============   ==============     ==============   =============

NET INCOME ALLOCATION:
     General partners                                         $     28         $     59           $    122        $    165
     Limited partners                                            2,674            5,801             12,014          16,311
                                                        ---------------   --------------     --------------   -------------
     TOTAL                                                   $   2,702        $   5,860           $ 12,136        $ 16,476
                                                        ===============   ==============     ==============   =============

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

                                                                  For the Three Months Ended     For the Six Months Ended
                                                                 -----------------------------   -------------------------

                                                                   June 30,        June 30,       June 30,      June 30,
                                                                     2002            2001           2002          2001
                                                                 -------------    ------------   -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                      $  2,702         $ 5,860       $12,136      $ 16,476
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Depreciation and amortization                                   3,411           3,404         6,804         6,798
        Unrealized loss on derivative contracts                           ---             ---           446           ---
        Deferred revenue                                                (177)           (177)         (354)         (354)
        Loss on disposal of plant and equipment                           481              32           481            32
        Increase (decrease) in cash resulting from a change
        in:
           Restricted funds                                           (1,321)           3,353       (3,402)           892
           Accounts receivable                                          (597)             922         (353)         1,958
           Due from affiliates                                          (604)           1,660           131         3,235
           Fuel inventory and supplies                                  2,585         (1,860)         4,307       (2,033)
           Other current assets                                         (889)           (911)         (787)         (820)
           Accounts payable                                               187           (137)       (1,361)          (49)
           Accrued bond interest payable                              (8,038)         (8,277)           (6)           (6)
           Accrued fuel expenses                                          646         (1,565)           978       (4,667)
           Accrued property taxes                                         ---             ---           904           100
           Accrued operating and maintenance expenses                   2,401             138         2,312         (276)
           Other accrued expenses                                     (1,389)             443         (690)         1,270
           Due to affiliates                                              312           1,645         (899)         1,673
           Other long-term liabilities                                    730             731         (189)          (89)
                                                                 -------------    ------------   -----------   -----------
            Net cash provided by operating activities                     440           5,261        20,458        24,140
                                                                 -------------    ------------   -----------   -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Plant and equipment additions                                    (1,949)           (650)       (2,115)         (916)
     Proceeds from disposal of plant and equipment                        ---              10           ---            10
                                                                 -------------    ------------   -----------   -----------
            Net cash used in investing activities                     (1,949)           (640)       (2,115)         (906)
                                                                 -------------    ------------   -----------   -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted funds                                                  22,597          20,103           (1)           ---
     Distributions to partners                                       (14,673)        (17,545)      (14,673)      (17,545)
     Repayment of long-term debt                                      (6,621)         (6,010)       (6,621)       (6,010)
                                                                 -------------    ------------   -----------   -----------
            Net cash provided by (used in) financing                    1,303         (3,452)      (21,295)      (23,555)
            activities
                                                                 -------------    ------------   -----------   -----------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                    (206)           1,169       (2,952)         (321)
                                                                 -------------    ------------   -----------   -----------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                 1,800           1,697         4,546         3,187
                                                                 -------------    ------------   -----------   -----------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                    $  1,594        $  2,866       $ 1,594       $ 2,866
                                                                 =============    ============   ===========   ===========
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                         $ 16,064        $ 16,543       $16,064       $16,543
                                                                 =============    ============   ===========   ===========

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Selkirk Cogen Partners, L.P. and its wholly-owned subsidiary, Selkirk Cogen Funding Corporation (collectively the “Partnership”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the Consolidated Statement of Operations for the three and six months ended June 30, 2001 to conform with the current period’s basis of presentation. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenue, expenses, assets and liabilities, and the disclosure of contingencies. Actual results could differ from these estimates.

Comprehensive Income

The Partnership’s comprehensive income consists principally of net income and changes in the market value of certain financial hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, SFAS No. 133).

The schedule below summarizes the activities affecting comprehensive income for the three and six months ended June 30, 2002 and 2001 (in millions):

                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                         June 30,
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Net income                                        $   2.7          $   5.9          $   12.1        $  16.5
Cumulative effect of adoption of
   SFAS No. 133                                       ---              ---               ---          (9.0)
Net gain (loss) from current period
   hedging transactions in accordance
   with SFAS No. 133                                  1.4              0.7               1.4          (1.1)

Net reclassification to earnings                      0.8              0.7               1.7            1.5
                                             -------------    -------------     -------------  -------------
Comprehensive income                              $   4.9          $   7.3          $   15.2         $  7.9
                                             =============    =============     =============  =============

Note 2.   Significant Accounting Policies

Except as disclosed, the Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

Adoption of New Accounting Pronouncements

On April 1, 2002, the Partnership implemented two interpretations issued by the Financial Accounting Standard Board’s (“FASB”) Derivatives Implementation Group (“DIG”). DIG Issues C15 and C16 changed the definition of normal purchases and sales included in SFAS No. 133. Previously, certain derivative commodity contracts for the physical delivery of purchase and sale quantities transacted in the normal course of business were exempt from the requirements of SFAS No. 133 under the normal purchases and sales exemption, and thus were not marked-to-market and reflected on the balance sheet like other derivatives. Instead, these contracts were recorded on an accrual basis.

DIG Issue C15 changed the definition of normal purchases and sales for certain power contracts. The Partnership determined that all of its power contracts continue to qualify for the normal purchases and sales exemption. DIG Issue C16 disallowed normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. The Partnership determined that one of its long-term fuel contracts failed to continue qualifying for the normal purchase exemption under the requirements of DIG Issue C16.  However, because the long term fuel contract has market based pricing, the Partnership currently estimates its fair value to always be zero, resulting in no impact to the Partnership’s consolidated financial statements.

In June 2001, the FASB issued SFAS No. 141, entitled, Business Combinations. This statement prohibits the use of the pooling-of-interests method of accounting for business combinations initiated after June 30, 2001 and applies to all business combinations accounted for under the purchase method that are completed after June 30, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

Also in June 2001, the FASB issued SFAS No. 142, entitled, Goodwill and Other Intangible Assets. This statement eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This statement also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This statement is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership’s consolidated balance sheets at that date, regardless of when the assets were initially recognized. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, entitled, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, entitled, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This statement is effective for fiscal years beginning after December 15, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

Related Party Transactions

JMCS I Management manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. All officers and directors of JMC Selkirk, Inc., are also officers and directors of JMCS I Management. For the six months ended June 30, 2002 and 2001, expenses incurred for services provided by JMCS I Management totaled approximately $0.7 million and $1.0 million, respectively. The cost of services provided by JMCS I Management was included in administrative services – affiliates in the accompanying consolidated statements of operations. The total amount due JMCS I Management for these services at June 30, 2002, was approximately $0.3 million.

The Partnership purchases and sells gas to PG&E Energy Trading – Gas Corporation, Pittsfield Generating Company, L.P. and MASSPOWER, affiliates of JMC Selkirk, Inc., at fair value. Gas purchased from affiliates of JMC Selkirk, Inc. for the six months ended June 30, 2002 and 2001, totaled approximately $3.5 million and $4.0 million respectively, and gas sold to affiliates of JMC Selkirk, Inc. totaled approximately $11.5 million and $14.7 million respectively. Gas purchases were recorded as fuel costs and sales of gas were recorded as fuel revenues in the accompanying consolidated statements of operations. The total amount due to affiliates of JMC Selkirk, Inc. for purchases of gas at June 30, 2002 was approximately $0.8 million and the total amount due from affiliates of JMC Selkirk, Inc. for sales of gas at June 30, 2002 was approximately $1.0 million.

In May 1996, the Partnership entered into an enabling agreement with PG&E Energy Trading – Power, L.P., an affiliate of JMC Selkirk, Inc., to purchase and sell electric capacity, electric energy, and other electric-related products. For the six months ended June 30, 2002 and 2001, sales to PG&E Energy Trading – Power, L.P. totaled approximately $1.4 million and $3.5 million, respectively. Sales to PG&E Energy Trading – Power, L.P. were recorded as electric revenues in the accompanying consolidated statements of operations. The total amount due from PG&E Energy Trading – Power, L.P. at June 30, 2002 for sales of electric capacity was approximately $0.1 million.

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada. For the six months ended June 30, 2002, firm fuel transportation services from IGTS totaled approximately $3.7 million and $3.8 million, respectively. These services were recorded as fuel costs in the accompanying consolidated statements of operations. The total amount due IGTS for firm transportation at June 30, 2002, was approximately $0.7 million.

Note 3. Accounting For Derivative Contracts

The Partnership has two foreign currency exchange contracts to hedge against fluctuations in fuel transportation costs, which are denominated in Canadian dollars. For the three months ended June 30, 2002 and 2001, amounts charged to fuel costs as a result of losses realized from these contracts totaled approximately $0.8 million and $0.7 million, respectively. For the six months ended June 30, 2002 and 2001, amounts charged to fuel costs as a result of losses realized from these contracts totaled approximately $1.7 million and $1.5 million, respectively. The Partnership expects that net derivative losses of approximately $2.6 million, included in accumulated other comprehensive loss as of June 30, 2002, will be reclassified into earnings within the next twelve months. The actual amounts reclassified from accumulated other comprehensive loss to earnings will differ as a result of changes in exchange rates.

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the three months and six months ended June 30, 2002 and 2001 (in millions):

                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                         June 30,
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Beginning accumulated other comprehensive        $  (7.9)        $  (10.0)          $  (8.8)       $  (9.0)
    loss at April 1 and January 1,
    respectively
Net gain (loss) from current period hedging
    transactions                                      1.4              0.7               1.4          (1.1)
Net reclassification to earnings                      0.8              0.7               1.7            1.5
                                             -------------    -------------     -------------  -------------

Ending accumulated other comprehensive loss      $  (5.7)         $  (8.6)          $  (5.7)       $  (8.6)
                                             =============    =============     =============  =============

Note 4. Concentrations of Credit Risk

Credit risk is the risk of loss the Partnership would incur if counterparties were to fail to perform their contractual obligations (accounts receivable). The Partnership primarily conducts business with customers in the energy industry, such as investor-owned utilities, energy trading companies, financial institutions, gas production companies and gas transportation companies located in the United States and Canada. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses in accordance with established credit approval practices and limits by dealing primarily with counterparties it considers to be of investment grade.

As of June 30, 2002, the Partnership’s credit risk is primarily concentrated with the following customers: Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and the New York Independent System Operator, all of whom are considered to be of investment grade.

Note 5. Bankruptcy of Affiliated Company

JMC Selkirk, Inc. is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk, Inc. is held by an indirect subsidiary of PG&E National Energy Group, Inc. ("NEG"). NEG is an indirect, wholly-owned subsidiary of PG&E Corporation, the parent company of Pacific Gas and Electric Company (the "Utility").

In December 2000, and in January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG that involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG. After the restructuring was completed, two independent rating agencies, Standard and Poor’s (“S&P”) and Moody’s Investor Services (“Moody’s”) issued investment grade ratings for NEG and reaffirmed such ratings for certain NEG subsidiaries. On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California (“Bankruptcy Court”). Pursuant to the Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Utility and PG&E Corporation have jointly filed a plan of reorganization with the Bankruptcy Court that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect NEG or any of its subsidiaries. Subsequent to the bankruptcy filing, the investment grade ratings of NEG were reaffirmed on April 6 and 9, 2001. On July 31, 2002, S&P downgraded NEG to BB+ with CreditWatch with negative implications from BBB with a stable outlook. On August 5, 2002, Moody’s downgraded NEG to Ba2 from Baa2 and maintained its negative rating outlook. Neither agency took any ratings action with respect to the rating of the Partnership’s debt.

The Managing General Partner believes that the credit rating agency action will have no impact on the financial condition or results of operations of the Partnership. In addition, the Managing General Partner believes that NEG and its direct and indirect subsidiaries, including JMC Selkirk, Inc., Pentagen Investors, L.P. and the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein are forward-looking statements concerning the Partnership’s operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; the outcome of the negotiations with the New York State Department of Environmental Conservation regarding the Facility’s Title V operating permit as described in “Regulations and Environmental Matters” below; and whether Consolidated Edison Company of New York, Inc. (“Con Edison”) were to prevail in its claim to Unit 2‘s excess natural gas volumes as described in the Partnership’s December 31, 2001 Annual Report on Form 10-K.

Results of Operations

Three and Six Months Ended June 30, 2002 Compared to the Three and Six Months
Ended June 30, 2001

The Partnership earned net income of approximately $2.7 million for the three months ended June 30, 2002 as compared to approximately $5.9 million for the corresponding period in the prior year. The Partnership earned net income of approximately $12.1 million for the six months ended June 30, 2002 as compared to approximately $16.5 million for the corresponding period in the prior year. The $3.2 million and $4.4 million decreases in net income for the three and six months ended June 30, 2002, respectively were primarily due to lower gross profit resulting from differences in the scheduling and scope of planned maintenance.

Total operating revenues for the three and six months ended June 30, 2002 were approximately $53.4 million and $106.4 million as compared to approximately $57.7 million and $124.1 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):

                                            For the Three Months Ended
                                   June 30, 2002                                  June 30, 2001
                        -----------------------------------------    ----------------------------------------
                        Dollars   kWh's   Capacity  Dispatch         Dollars    kWh's     Capacity   Dispatch
                        -------   -----   --------  --------         -------    ------    --------   --------
Unit 1                   12.7      159.9    91.7%      95.2%          10.4      84.8     48.6%      51.5%
Unit 2                   32.3      325.0    56.2%      57.8%          35.7     391.1     67.6%      73.3%

Electric Revenues (dollars and kWh's in millions) (continued):
--------------------------------------------------------------

                                                     For the Six Months Ended
                                   June 30, 2002                             June 30, 2001
                        -------------------------------------      -------------------------------------
                        Dollars   kWh's   Capacity   Dispatch      Dollars   kWh's   Capacity   Dispatch
                        -------   -----   --------   --------      -------   ------  --------   --------
Unit 1                   27.6      338.4    97.8%      97.6%         28.3     187.8     54.1%      56.0%
Unit 2                   66.8      777.9    67.6%      77.7%         78.7     909.8     79.0%      84.2%

Unit 1 Electric Revenues (dollars in millions):
-----------------------------------------------

                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                         June 30,
                                             ------------------------------     ----------------------------
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Niagara Mohawk                                    $   6.5          $   6.6           $  16.4        $  19.0
ISO                                                   6.1              3.6              11.1            5.8
PG&E Energy Trading                                   0.1              0.2               0.1            3.5
                                             -------------    -------------     -------------  -------------
                                                  $  12.7          $  10.4           $  27.6        $  28.3
                                             =============    =============     =============  =============

The $2.3 million increase in Unit 1 electric revenues for the three months ended June 30, 2002 was primarily due to higher volumes of delivered energy, partially offset by lower market energy prices. The lower volume of delivered energy for the three months ended June 30, 2001 resulted from a seven week scheduled maintenance outage. The $0.7 million decrease in Unit 1 electric revenues for the six months ended June 30, 2002 was primarily due to lower fuel index pricing in the energy component of the Niagara Mohawk Power Corporation (“Niagara Mohawk”) monthly contract payment and lower market energy prices, partially offset by higher volumes of delivered energy. Energy and capacity sales to the New York Independent System Operator (“ISO”) were sold at ISO market clearing prices, and energy and capacity sales to PG&E Energy Trading – Power, L.P., an affiliate of JMC Selkirk, Inc. (“PG&E Energy Trading”), were sold at negotiated market prices.

Unit 2 Electric Revenues (dollars in millions):

                                                  Three Months Ended                 Six Months Ended
                                                        June 30,                         June 30,
                                             ------------------------------     ----------------------------
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Con Edison                                        $  32.3         $   34.6           $  65.4        $  77.6
ISO                                                   ---              0.7               0.1            0.7
PG&E Energy Trading                                   ---              ---               1.3            ---
Unrelated third party                                 ---              0.4               ---            0.4
                                             -------------    -------------     -------------  -------------
                                                  $  32.3          $  35.7           $  66.8        $  78.7
                                             =============    =============     =============  =============

The $3.4 million and $11.9 million decreases in Unit 2 electric for the three and six months ended June 30, 2002, respectively were primarily due to lower fuel index pricing in the Con Edison contract price for delivered energy and lower volumes of delivered energy resulting from a four week scheduled maintenance outage in January 2002 and a six week scheduled maintenance outage in April and May 2002.

Steam revenues for the three and six months ended June 30, 2002 of approximately $0 and $0.2 million were reduced by a reserve of approximately $0.1 million and $0.2 million, respectively. Steam revenues for the three and six months ended June 30, 2001 of approximately $0 and $0.6 million were reduced by a reserve of approximately $0.2 million. The Partnership charges General Electric a nominal price for steam delivered in an amount up to the annual equivalent of 160,000 lbs/hr (the “Discounted Quantity”). The decrease in steam revenues for the three and six months ended June 30, 2002 was primarily due to a decrease in steam sales in excess of the Discounted Quantity to General Electric. Delivered steam for the three months ended June 30, 2002 was approximately 301.5 million pounds or 138,048 lbs/hr as compared to approximately 328.2 million pounds or 150,267 lbs/hr for the corresponding period in the prior year. Delivered steam for the six months ended June 30, 2002 was approximately 669.2 million pounds or 154,051 lbs/hr as compared to approximately 761.0 million pounds or 174,229 lbs/hr for the corresponding period in the prior year.

Fuel Revenues (dollars and MMBtu's in millions):

                                                             For the Three Months Ended
                                                June 30, 2002                          June 30, 2001
                                       ---------------------------------       -------------------------------
                                          Dollars            MMBtu's             Dollars           MMBtu's
                                          -------            -------             -------           -------
Gas Resales                                  7.2               2.0                11.3                2.0
Fuel Optimizations                           1.3               0.3                 0.4                0.1
Peak Shaving Arrangements                    ---               ---                 ---                ---
                                       ---------------     -------------       -------------    --------------
                                             8.5               2.3                11.7                2.1
                                       ===============     =============       =============    ==============

                                                              For the Six Months Ended
                                                June 30, 2002                          June 30, 2001
                                       ---------------------------------       -------------------------------
                                       Dollars                 MMBtu's         Dollars            MMBtu's
                                       -------                 -------         -------            -------

Gas Resales                                  8.7                2.6              14.8                2.6
Fuel Optimizations                           2.8                0.9               1.3                0.2
Peak Shaving Arrangements                    0.5                ---               0.5                ---
                                       ---------------     -------------       -------------    --------------
                                            12.0                3.5              16.6                2.8
                                       ===============     =============       =============    ==============

The $3.2 million and $4.6 million decreases in fuel revenues for the three and six months ended June 30, 2002, respectively were primarily due to lower market natural gas prices, partially offset by higher volumes of natural gas sold under fuel optimizations.

Fuel and Transmission Costs (dollars and MMBtu's in millions):
--------------------------------------------------------------

                                                             For the Three Months Ended
                                                 June 30, 2002                          June 30, 2001
                                       ----------------------------------       ------------------------------
                                          Dollars             MMBtu's             Dollars          MMBtu's
                                          -------             -------             -------          -------
Fuel Supply and
     Transportation*                        24.6                  6.9                 29.8             6.8
Fuel Optimizations                           1.2                  0.3                  0.4             0.1
Transmission Costs                           1.9                  ---                  2.2             ---
                                       ---------------     --------------       ------------    --------------
                                            27.7                  7.2                 32.4             6.9
                                       ===============     ==============       ============    ==============

                                                              For the Six Months Ended
                                                 June 30, 2002                          June 30, 2001
                                       ----------------------------------       ------------------------------
                                       Dollars              MMBtu's              Dollars         MMBtu's
                                       -------              -------              -------         -------
Fuel Supply and
     Transportation*                        45.4              13.6                 67.5            13.8
Fuel Optimizations                           2.7               0.9                  1.3             0.2
Transmission Costs                           3.8               ---                  4.1             ---
                                       ---------------     --------------       ------------    --------------
                                            51.9              14.5                 72.9            14.0
                                       ===============     ==============       ============    ==============

* Includes the cost of fuel associated with the production of electricity and gas resales.

The $4.7 million and $21.0 million decreases in fuel and transmission costs for the three and six months ended June 30, 2002, respectively were primarily due to the lower price of natural gas under the firm fuel supply contracts. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. As a result of the currency swap agreements, fuel costs for the three and six months ended June 30, 2002 were increased by approximately $0.8 million and $1.7 million as compared to approximately $0.7 million and $1.5 million for the corresponding periods in the prior year.

Unrealized loss on derivative contracts for the three and six months ended June 30, 2002 was approximately zero and $0.4 million as compared to zero for the corresponding periods in the prior year. The unrealized loss reflects the change in fair value of peak shaving arrangements recorded in the first quarter of 2002.

Other operating and maintenance expenses for the three and six months ended June 30, 2002 were approximately $10.8 million and $17.3 million as compared to approximately $7.2 million and $10.5 million for the corresponding periods in the prior year. The $3.6 million and $6.8 million increases in other operating and maintenance expenses for the three and six months ended June 30, 2002, respectively, were primarily due to differences in the scheduling and scope of planned maintenance. The first and second quarters of 2002 each included a scheduled maintenance outage on Unit 2, whereas the second quarter of 2001 included a scheduled maintenance outage on Unit 1.

Liquidity and Capital Resources

Net cash provided by operating activities for the three and six months ended June 30, 2002 was approximately $0.4 million and $20.5 million as compared to approximately $5.3 million and $24.1 million for the corresponding periods in the prior year. Net cash provided by operating activities primarily represents net income, adjusted by non-cash expenses and income, plus the net effect of changes within the Partnership’s operating assets and liability accounts.

Net cash used in investing activities for the three and six months ended June 30, 2002 was approximately $1.9 million and $2.1 million as compared to approximately $0.6 million and $0.9 million for the corresponding periods in the prior year. Net cash used in investing activities primarily represents additions to plant and equipment.

Net cash provided by (used in) financing activities for the three and six months ended June 30, 2002 was approximately $1.3 million and $(21.3) million as compared to approximately $(3.5) million and $(23.6) million for the corresponding periods in the prior year. Pursuant to the Partnership’s Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain restricted funds. Net cash flows provided by (used in) financing activities during the three and six months ended June 30, 2002 and 2001 primarily represent distributions to partners and the semi-annual payment of principal and interest on long-term debt.

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

Market Risk

Interest Rates

The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. A 10% decrease in interest rates for the three and six months ended June 30, 2002 would have resulted in a negative impact of approximately $26.0 thousand and $46.7 thousand on the Partnership’s net income.

The Partnership’s long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

The Partnership’s currency swap agreements hedge against future exchange rate fluctuations which could result in additional costs incurred under fuel transportation agreements which are denominated in a foreign currency. In the event a counterparty fails to meet the terms of the agreements, the Partnership’s exposure is limited to the currency exchange rate differential. During the three and six months ended June 30, 2002, the currency exchange rate differential resulted in a negative impact of approximately $0.8 million and $1.7 million on the Partnership’s net income.

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

As of June 30, 2002, the Partnership’s credit risk is primarily concentrated with the following customers: Con Edison, Niagara Mohawk and ISO, all of whom are considered to be of investment grade.

Accounting Principles Issued But Not Yet Adopted

In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Statements (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” This statement is effective for fiscal years beginning after June 15, 2002. SFAS No. 143 provides accounting requirements for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. The liability is accreted to its present value in each subsequent period and the capitalized cost is depreciated over the useful life of the related asset. The Partnership is currently evaluating the impact of SFAS No. 143 on its consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This statement eliminates the current requirement that gains and losses on debt extinguishment must be classified as extraordinary items in the income statement. Instead, such gains and losses will be classified as extraordinary items only if they are deemed to be unusual and infrequent, in accordance with the current GAAP criteria for extraordinary classification. In addition, SFAS 145 eliminates an inconsistency in lease accounting by requiring that modifications of capital leases that result in reclassification as operating leases be accounted for consistent with sale-leaseback accounting rules. The statement also contains other 46 nonsubstantive corrections to authoritative accounting literature. The changes related to debt extinguishment will be effective for fiscal years beginning after May 15, 2002, and the changes related to lease accounting will be effective for transactions occurring after May 15, 2002. The Partnership does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which addresses accounting for restructuring and similar costs. SFAS No. 146 supersedes previous accounting guidance, principally Emerging Issues Task Force (“EITF”) Issue No. 94-3. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. SFAS No. 146 requires that the liability for costs associated with an exit or disposal activity be recognized when the liability is incurred. Under EITF No. 94-3, a liability for an exit cost was recognized at the date of a company’s commitment to an exit plan. SFAS No. 146 also establishes that the liability should initially be measured and recorded at fair value. The Partnership does not expect that implementation of this statement will have a significant impact on its consolidated financial statements.

Critical Accounting Policies

Effective January 1, 2001, the Partnership adopted SFAS No. 133. This statement requires the Partnership to recognize all derivatives, as defined in the statement, on the consolidated balance sheets at fair value.

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

PART II.   OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)          Exhibits

         Exhibit No.       Description
         -----------       -----------

         10.6.20           Firm Transportation Negotiated Rate Letter Agreement, dated as of
                           June 18, 2002, between Tennessee Gas Pipeline Company and
                           Selkirk Cogen Partners, L.P.

         10.6.21           Agreement under FT-a Rate Schedule, dated as of June 19, 2002, between Tennessee Gas Pipeline Company and Selkirk Cogen
                           Partners, L.P.

         10.6.22           Gas  Transportation  Agreement,  dated as of August 1, 2002, between  Tennessee  Gas  Pipeline  Company and Selkirk Cogen
                           Partners, L.P.

         99.5              Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section
                           1350 dated August 14, 2002.

         99.6              Certification of John R. Cooper pursuant to 18 U.S.C. Section
                           1350 dated August 14, 2002.

         99.7              Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section
                           1350 dated August 14, 2002.

         99.8              Certification of John R. Cooper pursuant to 18 U.S.C. Section
                           1350 dated August 14, 2002.

(B)      Reports on Form 8-K

         Not applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         SELKIRK COGEN PARTNERS, L.P.

                                          By:   JMC SELKIRK, INC.
                                                Managing General Partner

Date: August 14, 2002                     /s/ JOHN R. COOPER
                                          -------------------------------------
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

                                            SELKIRK COGEN FUNDING
                                            CORPORATION

Date:  August 14, 2002                      /s/  JOHN R. COOPER
                                            ------------------------------------
                                            Name:    John R. Cooper
                                            Title:   Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer