Form 10-Q/A
period 2002-06-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2002-08-16
CIK 929518, 929540

====================================================================================================================================== UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

Amendment No. 1 to

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

===================================================================================================== INTRODUCTORY NOTE

This Quarterly Report on Form 10Q/A contains Amendment No. 1 to the Quarterly Report on Form 10-Q filed by Selkirk Cogen Partners, L.P. and Selkirk Cogen Funding Corporation for the quarter ended June 30, 2002 ("Amendment No. 1"). Amendment No. 1 is necessary in order to:

     o   relabel Exhibit 10.6.20, the Firm Transportation Negotiated Rate Letter Agreement, dated as of June 18, 2002, between Tennessee Gas Pipeline Company and Selkirk Cogen Partners, L.P., which was inadvertently mislabeled as Exhibit 10.6.21 in the original filing; and

     o   include Exhibit 10.6.21, the Agreement under FT-A Rate Schedule, dated as of June 19, 2002, between Tennessee Gas Pipeline Company and Selkirk Cogen Partners, L.P. which was inadvertently omitted from the original filing.

Accordingly, Amendment No. 1 amends and restates in its entirety Part II, Item 6 (Exhibits and Current Reports on Form 8-K) and includes Exhibits 10.6.20 and 10.6.21. Although the full text of Part II, Item 6 is contained herein, this Amendment No. 1 does not include any of the other exhibits that were filed with the original filing which are incorporated herein by reference to the original filing. This Amendment No. 1 also does not update any other disclosures to reflect developments since the original date of filing.

1

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
                           and Selkirk Cogen Partners, L.P.

        10.6.22(1)         Gas  Transportation  Agreement,  dated as of
                           August 1, 2002,  between  Tennessee  Gas  Pipeline
                           Company and Selkirk Cogen Partners, L.P.

         99.5(1)           Certification of P. Chrisman Iribe pursuant to 18
                           U.S.C. Section 1350 dated August 14, 2002.

         99.6(1)           Certification of John R. Cooper pursuant to 18
                           U.S.C. Section 1350 dated August 14, 2002.

         99.7(1)           Certification of P. Chrisman Iribe pursuant to
                           18 U.S.C. Section 1350 dated August 14, 2002.

         99.8(1)           Certification of John R. Cooper pursuant to 18
                           U.S.C. Section 1350 dated August 14, 2002.

 (B)     Reports on Form 8-K

         Not applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

______________________________
(1)  Incorporated herein by reference to the Registrants Quarterly Report on Form 10-Q for the Quarterly Period Ended
       June 30, 2002 filed August 14, 2002.

2

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           SELKIRK COGEN PARTNERS, L.P.

                                            By: JMC SELKIRK, INC.
                                                Managing General Partner

Date: August 16, 2002                       /s/ JOHN R. COOPER
                                            -------------------------------------
                                            Name:    John R. Cooper
                                            Title:   Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SELKIRK COGEN FUNDING
                                            CORPORATION

Date:  August 16, 2002                      /s/  JOHN R. COOPER
                                            ------------------------------------
                                            Name:    John R. Cooper
                                            Title:   Senior Vice President,
                                                     Chief Financial Officer and
                                                     Treasurer

4