Form 10-Q
period 2002-09-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2002-11-14
CIK 929518, 929540

=======================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

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
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         As of November 13, 2002, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

======================================================================================

TABLE OF CONTENTS

                                                                          Page
                                                                          ----
                      PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)

          Consolidated Balance Sheets as of September 30, 2002
          and December 31, 2001.......................................      1

          Consolidated Statements of Operations for the three and nine
          months ended September 30, 2002 and 2001...................       2

          Consolidated Statements of Cash Flows for the three and nine
          months ended September 30, 2002 and 2001....................      3

          Notes to Consolidated Financial Statements..................      4

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations

          Results of Operations.......................................     11

          Liquidity and Capital Resources.............................     15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..     21

Item 4.   Controls and Procedures.....................................     22

                        PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K............................     23

SIGNATURES AND CERTIFICATIONS.........................................     24

i

                          SELKIRK COGEN PARTNERS, L.P.
                           CONSOLIDATED BALANCE SHEETS
                                 (In Thousands)
                                                                            September 30,       December 31,
                                                                                2002               2001
                                                                           ---------------    ---------------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                                 $     1,438        $     4,546
    Restricted funds                                                               26,357              7,699
    Accounts receivable, net of allowance of $0 and $32, respectively              18,036             17,789
    Due from affiliates                                                               195              1,127
    Fuel inventory and supplies                                                     6,567             10,228
    Other current assets                                                              982                511
    Asset for derivative contracts                                                    ---                446
                                                                           ---------------    ---------------
               Total current assets                                                53,575             42,346
                                                                           ---------------    ---------------

PLANT AND EQUIPMENT:
    Plant and equipment, at cost                                                  374,931            373,476
    Less: Accumulated depreciation                                                108,798             99,563
                                                                           ---------------    ---------------
               Plant and equipment, net                                           266,133            273,913
                                                                           ---------------    ---------------
LONG-TERM RESTRICTED FUNDS                                                         30,595             24,314

DEFERRED FINANCING CHARGES, net of accumulated
     amortization of $9,712 and $8,901, respectively                                6,579              7,390
                                                                           ---------------    ---------------
TOTAL ASSETS                                                                  $   356,882        $   347,963
                                                                           ===============    ===============

LIABILITIES AND PARTNERS' DEFICITS

CURRENT LIABILITIES:
    Accounts payable                                                            $     214         $    1,729
    Accrued bond interest payable                                                   8,239                357
    Accrued fuel expenses                                                           9,562              8,689
    Accrued property taxes                                                          3,244              2,296
    Accrued operating and maintenance expenses                                      1,294              1,262
    Other accrued expenses                                                          3,793              4,173
    Due to affiliates                                                                 369              2,008
    Current portion of long-term bonds                                             15,406             13,529
    Current portion of liability for derivative contracts                           2,858              3,688
                                                                           ---------------    ---------------
               Total current liabilities                                           44,979             37,731

LONG-TERM LIABILITIES:
    Deferred revenue                                                                4,067              4,597
    Other long-term liabilities                                                     7,611              7,070
    Long-term bonds - net of current portion                                      340,737            349,235
    Liability for derivative contracts - net of current
    portion                                                                         3,205              5,113
                                                                           ---------------    ---------------
               Total liabilities                                                  400,599            403,746
                                                                           ---------------    ---------------

COMMITMENTS AND CONTINGENCIES

PARTNERS' DEFICITS:
    General partners' deficits                                                      (369)              (458)
    Limited partners' deficits                                                   (37,285)           (46,524)
    Accumulated other comprehensive loss                                          (6,063)            (8,801)
                                                                           ---------------    ---------------
               Total partners' deficits                                          (43,717)           (55,783)
                                                                           ---------------    ---------------
TOTAL LIABILITIES AND PARTNERS' DEFICITS                                      $   356,882        $   347,963
                                                                           ===============    ===============

 The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          SELKIRK COGEN PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (In Thousands)

                                                         For the Three Months Ended          For the Nine Months Ended
                                                      ---------------------------------   ---------------------------------

                                                       September 30,    September 30,      September 30,    September 30,
                                                           2002              2001              2002              2001
                                                      ----------------  ---------------   ----------------  ---------------
OPERATING REVENUES:
     Electric and steam                                    $   53,442       $   52,433        $   147,836      $   159,944
     Fuel revenues                                              4,834              691             16,819           17,330
                                                                                          ----------------  ---------------
                                                      ----------------  ---------------
              Total operating revenues                         58,276           53,124            164,655          177,274
                                                      ----------------  ---------------   ----------------  ---------------

COST OF REVENUES:
     Fuel and transmission costs                               31,078           26,541             83,017           99,396
     Unrealized loss on derivative contracts                      ---              ---                446              ---
     Other operating and maintenance                            2,996            3,727             20,297           14,264
     Depreciation                                               3,140            3,125              9,400            9,363
                                                      ----------------  ---------------   ----------------  ---------------
              Total cost of revenues                           37,214           33,393            113,160          123,023
                                                      ----------------  ---------------   ----------------  ---------------
GROSS PROFIT                                                   21,062           19,731             51,495           54,251
                                                      ----------------  ---------------   ----------------  ---------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                          425              478              1,126            1,448
     Other general and administrative                             811              609              2,272            1,891
     Amortization of deferred financing charges                   267              276                811              836
                                                      ----------------  ---------------   ----------------  ---------------
              Total other operating expenses                    1,503            1,363              4,209            4,175
                                                      ----------------  ---------------   ----------------  ---------------

OPERATING INCOME                                               19,559           18,368             47,286           50,076
                                                      ----------------  ---------------   ----------------  ---------------

INTEREST (INCOME) EXPENSE:
     Interest income                                            (195)            (377)              (662)          (1,682)
     Interest expense                                           7,889            8,141             23,947           24,678
                                                      ----------------  ---------------    ----------------  ---------------
              Total interest expense, net                       7,694            7,764             23,285           22,996
                                                      ----------------  ---------------   ----------------  ---------------

Income before cumulative effect of a change
     in accounting principle                                   11,865           10,604             24,001           27,080

Cumulative effect of a change in
     accounting principle                                         ---            (519)                ---            (519)
                                                      ----------------  ---------------   ----------------  ---------------

NET INCOME                                                 $   11,865       $   10,085         $   24,001       $   26,561
                                                      ================  ===============   ================  ===============

NET INCOME ALLOCATION:
     General partners                                      $      118        $     101         $     240        $     266
     Limited partners                                          11,747            9,984            23,761           26,295
                                                      ---------------   ----------------  ---------------  ----------------
     TOTAL                                                 $   11,865        $  10,085         $  24,001        $  25,561
                                                      ================  ===============   ================  ===============

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

                          SELKIRK COGEN PARTNERS, L.P.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                             For the Three Months Ended      For the Nine Months Ended
                                                            -----------------------------  -------------------------------
                                                            September 30,  September 30,   September 30,   September 30,
                                                                2002           2001             2002            2001
                                                            -------------- --------------  --------------- ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                $   11,865     $   10,085       $   24,001     $    26,561
     Adjustments to reconcile net income to net cash
        provided by operating activities:
        Cumulative effect of change in accounting                                                                     519
        principle                                                     ---            519              ---
        Depreciation and amortization                               3,407          3,401           10,211          10,199
        Unrealized loss on derivative contracts                       ---            ---              446             ---
        Deferred revenue                                            (176)          (176)            (530)           (530)
        Loss on disposal of plant and equipment                       ---             59              481              91
        Increase (decrease) in cash resulting from a
        change in:
           Restricted funds                                         1,652            558          (1,750)           1,450
           Accounts receivable                                        106            509            (247)           2,467
           Due from affiliates                                        801            528              932           3,763
           Fuel inventory and supplies                              (646)        (1,194)            3,661         (3,227)
           Other current assets                                       316            330            (471)           (490)
           Accounts payable                                         (154)            870          (1,515)             821
           Accrued bond interest payable                            7,888          8,141            7,882           8,135
           Accrued fuel expenses                                    (105)        (1,298)              873         (5,965)
           Accrued property taxes                                      44            ---              948             100
           Accrued operating and maintenance expenses             (2,280)          (154)               32           (430)
           Other accrued expenses                                     310            556            (380)           1,826
           Due to affiliates                                        (740)        (1,331)          (1,639)             342
           Other long-term liabilities                                730            730              541             641
                                                            -------------- --------------  --------------- ---------------
            Net cash provided by operating activities              23,018         22,133           43,476          46,273
                                                            -------------- --------------  --------------- ---------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Plant and equipment additions                                     14            (3)          (2,101)           (919)
     Proceeds from disposal of plant and equipment                    ---            ---              ---              10
                                                            -------------- --------------  --------------- ---------------
            Net cash provided by (used in) investing                   14            (3)          (2,101)           (909)
            activities                                      -------------- --------------  --------------- ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted funds                                            (23,188)       (21,670)         (23,189)        (21,670)
     Distributions to partners                                        ---        (1,314)         (14,673)        (18,859)
     Repayment of long-term debt                                      ---            ---          (6,621)         (6,010)
                                                            -------------- --------------  --------------- ---------------
            Net cash used in financing activities                (23,188)       (22,984)         (44,483)        (46,539)
                                                            -------------- --------------  --------------- ---------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                           (156)          (854)          (3,108)         (1,175)
                                                            -------------- --------------  --------------- ---------------
CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                             1,594          2,866            4,546           3,187
                                                            -------------- --------------  --------------- ---------------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                              $    1,438     $    2,012       $    1,438     $     2,012
                                                            ============== ==============  =============== ===============
SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                   $      ---     $      ---       $   16,064     $    16,543
                                                            ============== ==============  =============== ===============

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

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the Consolidated Statement of Operations for the three and nine months ended September 30, 2001 to conform with the current period’s basis of presentation. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ended December 31, 2002.

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

The schedule below summarizes the activities affecting comprehensive income for the three and nine months ended September 30, 2002 and 2001 (in millions):

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             ------------------------------     ----------------------------
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Net income                                       $   11.9         $   10.1          $   24.0        $  26.6
Cumulative effect of adoption of
   SFAS No. 133                                       ---              ---               ---          (9.0)
Net gain (loss) from current period
   hedging transactions in accordance
   with SFAS No. 133                                (1.2)            (1.3)               0.2          (2.4)

Net reclassification to earnings                      0.8              0.8               2.5            2.3
                                             -------------    -------------     -------------  -------------
Comprehensive income                             $   11.5          $   9.6          $   26.7        $  17.5
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

Related Party Transactions

JMCS I Management, Inc. (“JMCS I Management”) manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. All officers and directors of JMC Selkirk, Inc., are also officers and directors of JMCS I Management. For the nine months ended September 30, 2002 and 2001, expenses incurred for services provided by JMCS I Management totaled approximately $1.1 million and $1.5 million, respectively. The cost of services provided by JMCS I Management was included in administrative services – affiliates in the accompanying consolidated statements of operations. The total amount due to JMCS I Management for these services at September 30, 2002, was approximately $0.4 million.

The Partnership purchases from and sells gas to PG&E Energy Trading – Gas Corporation (“PG&E Energy Trading – Gas”), PG&E Energy Trading - Canada Corporation (“PG&E Energy Trading – Canada”), Pittsfield Generating Company, L.P. (“Pittsfield Generating”) and MASSPOWER, affiliates of JMC Selkirk, Inc., at fair value. Gas purchased from PG&E Energy Trading – Gas, Pittsfield and MASSPOWER for the nine months ended September 30, 2002 totaled approximately $7,884.8 thousand, $3.7 thousand and $41.9 thousand, respectively. Gas purchased from PG&E Energy Trading – Gas, Pittsfield and MASSPOWER for the nine months ended September 30, 2001 totaled approximately $2,677.8 thousand, $35.8 thousand and $2,535.5 thousand, respectively. Gas sold to PG&E Energy Trading – Gas, PG&E Energy Trading – Canada, Pittsfield and MASSPOWER for the nine months ended September 30, 2002 totaled approximately $16,223.7 thousand, $204.6 thousand, $0.5 thousand and $58.7 thousand, respectively. Gas sold to PG&E Energy Trading – Gas and Pittsfield for the nine months ended September 30, 2001 totaled approximately $15,209.5 thousand and $79.8 thousand, respectively. Gas purchases were recorded as fuel costs and sales of gas were recorded as fuel revenues in the accompanying consolidated statements of operations. The total amount due to PG&E Energy Trading – Gas for purchases of gas at September 30, 2002 was approximately $15.5 thousand and the total amount due from PG&E Energy Trading – Gas for sales of gas at September 30, 2002 was approximately $140.2 thousand.

In May 1996, the Partnership entered into an enabling agreement with PG&E Energy Trading – Power, L.P. ("PG&E Energy Trading-Power"), an affiliate of JMC Selkirk, Inc., to purchase and sell electric capacity, electric energy, and other electric-related products. For the nine months ended September 30, 2002 and 2001, sales to PG&E Energy Trading – Power totaled approximately $1.6 million and $3.8 million, respectively. Sales to PG&E Energy Trading – Power were recorded as electric revenues in the accompanying consolidated statements of operations. The total amount due from PG&E Energy Trading – Power at September 30, 2002 for sales of electric capacity was approximately $0.1 million.

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada. For the nine months ended September 30, 2002, firm fuel transportation services from IGTS totaled approximately $5.6 million and $5.8 million, respectively. These services were recorded as fuel costs in the accompanying consolidated statements of operations. The total amount due IGTS for firm transportation at September 30, 2002, was approximately $0.6 million.

Note 3. Accounting For Derivative Contracts

The Partnership has two foreign currency exchange contracts to hedge against fluctuations in fuel transportation costs, which are denominated in Canadian dollars. For the three months ended September 30, 2002 and 2001, amounts charged to fuel costs as a result of losses realized from these contracts totaled approximately $0.8 million for each of the periods. For the nine months ended September 30, 2002 and 2001, amounts charged to fuel costs as a result of losses realized from these contracts totaled approximately $2.5 million and $2.3 million, respectively. The Partnership expects that net derivative losses of approximately $2.9 million, included in accumulated other comprehensive loss as of September 30, 2002, will be reclassified into earnings within the next twelve months. The actual amounts reclassified from accumulated other comprehensive loss to earnings will differ as a result of changes in exchange rates.

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the three months and nine months ended September 30, 2002 and 2001 (in millions):

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             ------------------------------     ----------------------------
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Beginning accumulated other
    comprehensive loss at July 1 and
    January 1, respectively                    $  (5.7)         $  (8.6)          $  (8.8)       $  (9.0)

Net gain (loss) from current
     period hedging transactions                  (1.2)            (1.3)               0.2          (2.4)

Net reclassification to earnings                   0.8              0.8               2.5            2.3
                                             -------------    -------------     -------------  -------------
Ending accumulated other comprehensive loss    $  (6.1)         $  (9.1)          $  (6.1)       $  (9.1)
                                             =============    =============     =============  =============

The Partnership enters into peak shaving arrangements whereby it grants to local distribution companies or other purchasers a call on a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season. Revenues from peak shaving arrangements for the nine months ended September 30, 2002 and 2001 were approximately $0.5 million for each of the periods. On July 1, 2001, the Partnership determined peak shaving arrangements were no longer exempt from the requirements of SFAS No. 133 and recorded a loss of approximately $0.5 million reflecting the cumulative effect of a change in accounting principle. Changes in the fair value of peak shaving arrangements are recorded on the consolidated statements of operations as an unrealized gain or loss on derivative contracts. Unrealized loss on derivative contracts for the nine months ended September 30, 2002 and 2001 was approximately $0.4 million and $0, respectively.

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

As of September 30, 2002, the Partnership’s credit risk is primarily concentrated with the following customers: Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and the New York Independent System Operator, all of whom are considered to be of investment grade. During the three months ended September 30, 2002, the parent company of three of the Partnership’s customers, all of whom are related parties, PG&E Energy Trading – Gas, PG&E Energy Trading – Canada and PG&E Energy Trading – Power was downgraded below investment grade. The Partnership’s net credit exposure to PG&E Energy Trading – Gas and PG&E Energy Trading – Power at September 30, 2002 was approximately $0.1 million and $0.1 million, respectively.

Note 5. Relationship with Affiliated Companies

Bankruptcy of Pacific Gas and Electric Company

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

NEG Rating Actions

Currently, NEG is experiencing liquidity problems due to the deterioration in PG&E Corporation’s credit position, the Utility’s bankruptcy and the downturn in the energy industry. On July 31, 2002 and August 5, 2002, S&P and Moody’s, respectively, downgraded NEG’s ratings, as previously reported. On October 8, 2002, October 16, 2002 and October 18, 2002, Moody’s further downgraded the senior unsecured debt rating, issuer rating and syndicated bank credit facilities of NEG. Moody’s current rating of NEG is “B3". On October 11, 2002, S&P further downgraded certain of NEG’s debt facilities. S&P’s current rating of NEG is “B-". The result of these downgrades has left the credit ratings of NEG and its debt instruments below investment grade. Both S&P and Moody’s credit ratings assigned to NEG and its affiliates are under review for possible further downgrade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership.

On October 8, 2002, Moody’s stated that in conjunction with the downgrade of NEG it had placed the Partnership’s debt under review for possible downgrade. On October 15, 2002, S&P stated that the recent downgrade of NEG will not have an affect on the rating of the Partnership’s debt at this time. S&P’s rating of the Partnership’s debt is “BBB-". On November 5, 2002, Moody’s issued an opinion update changing the rating outlook of the Partnership’s debt to “under review for possible downgrade” from “stable” for the Partnership’s debt due in 2007 and “negative outlook” for the Partnership’s debt due in 2012. Moody’s rating of the Partnership’s debt is “Baa3".

Note 6. Title V Permit

On November 6, 2001, the Partnership received from the New York State Department of Environmental Conservation (the “DEC”) the Facility’s Title V operating permit endorsed by the DEC on November 2, 2001 (the “Title V Permit”). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership’s existing air permits, and the Facility’s compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit. The DEC has confirmed that the terms and conditions of the Title V Permit are stayed pending a final DEC decision on the appeal. Since November 12, 2001, the Partnership and DEC staff have engaged in negotiations regarding the Title V Permit. At this time, the Partnership cannot assess whether a settlement can be achieved, the likely outcome of the adjudicatory hearing if no settlement is achieved, or the impact on the Facility.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

Certain statements included herein are forward-looking statements concerning the Partnership’s operations, economic performance and financial condition. Such statements are subject to various risks and uncertainties. Actual results could differ materially from those currently anticipated due to a number of factors, including general business and economic conditions; the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; the consequences, if any, of a potential downgrade of the credit ratings for the Partnership’s debt, and the renewal of the Partnership’s credit agreement, both as described in “Liquidity and Capital Resources” below; the outcome of the negotiations with the New York State Department of Environmental Conservation regarding the Facility’s Title V operating permit as described in “Regulations and Environmental Matters” below; and whether Consolidated Edison Company of New York, Inc. (“Con Edison”) were to prevail in its claim to Unit 2’s excess natural gas volumes as described in the Partnership's December 31, 2001 Annual Report on Form 10-K.

Results of Operations

Three and Nine Months Ended September 30, 2002 Compared to the Three and
Nine Months Ended September 30, 2001

The Partnership earned net income of approximately $11.9 million for the three months ended September 30, 2002 as compared to approximately $10.1 million for the corresponding period in the prior year. The Partnership earned net income of approximately $24.0 million for the nine months ended September 30, 2002 as compared to approximately $26.6 million for the corresponding period in the prior year. The $1.8 million increase in net income for the three months ended September 30, 2002 was primarily due to higher operating revenues, lower maintenance expenses and the Partnership recording a loss in the prior year of approximately $0.5 million reflecting the cumulative effect of a change in accounting principle. The $2.6 million decrease in net income for the nine months ended September 30, 2002 was primarily due to higher maintenance expenses resulting from differences in the scheduling and scope of planned maintenance, partially offset by lower fuel costs.

Effective July 1, 2001, the Partnership determined that certain gas contracts no longer meet the definition of normal purchases and sales and are no longer exempt from the requirements of Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by SFAS Nos. 137 and 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities” (collectively, SFAS No. 133). The cumulative effect of a change in accounting principle was a loss of approximately $0.5 million. Future changes in the fair value of the contracts will be recorded on the income statement as an unrealized gain or loss on derivative contracts.

Total operating revenues for the three and nine months ended September 30, 2002 were approximately $58.3 million and $164.7 million as compared to approximately $53.1 million and $177.3 million for the corresponding periods in the prior year.

Electric Revenues (dollars and kWh's in millions):
--------------------------------------------------

                                            For the Three Months Ended
                              September 30, 2002                          September 30, 2001
------------------------------------------------------------   -------------------------------------------
                        Dollars   kWh's   Capacity  Dispatch      Dollars    kWh's   Capacity   Dispatch
                        -------   -----   --------  --------      -------    ------  --------   --------
Unit 1                 15.3      153.6    87.0%     100.0%          16.0     158.4     89.8%      99.9%
Unit 2                 38.1      575.4    98.4%     100.0%          36.8     573.1     97.8%     100.0%

                                            For the Nine Months Ended
                              September 30, 2002                         September 30, 2001
------------------------------------------------------------   -------------------------------------------
                        Dollars   kWh's   Capacity  Dispatch       Dollars   kWh's   Capacity   Dispatch
                        -------   -----   --------  --------       -------   ------  --------   --------
Unit 1                 42.9      491.9    94.1%      98.4%          44.3     346.2     66.2%      70.8%
Unit 2                104.8    1,353.3    78.0%      85.2%         115.6   1,483.0     85.4%      89.5%

Unit 1 Electric Revenues (dollars in millions):
-----------------------------------------------

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             ------------------------------     ----------------------------
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Niagara Mohawk                               $     8.3         $    8.9         $    24.7      $    27.8
ISO                                                6.8              6.8              17.9           12.7
PG&E Energy Trading - Power                        0.2              0.3               0.3            3.8
                                             -------------    -------------     -------------  -------------
                                             $    15.3         $   16.0         $    42.9      $    44.3
                                             =============    =============     =============  =============

The $0.7 million decrease in Unit 1 electric revenues for the three months ended September 30, 2002 was primarily due to lower volumes of delivered energy and lower fuel index pricing in the energy component of the Niagara Mohawk Power Corporation (“Niagara Mohawk”) monthly contract payment. The $1.4 million decrease in Unit 1 electric revenues for the nine months ended September 30, 2002 was primarily due to lower fuel index pricing in the energy component of the Niagara Mohawk monthly contract payment and lower market energy prices, partially offset by higher volumes of delivered energy. The lower volume of delivered energy for the nine months ended September 30, 2001 resulted from a seven week scheduled maintenance outage in April and May 2001. Energy and capacity sales to the New York Independent System Operator (“ISO”) were sold at ISO market clearing prices, and energy and capacity sales to PG&E Energy Trading – Power, L.P., an affiliate of JMC Selkirk, Inc. (“PG&E Energy Trading - Power”), were sold at negotiated market prices.

Unit 2 Electric Revenues (dollars in millions):
-----------------------------------------------

                                                  Three Months Ended                 Nine Months Ended
                                                     September 30,                     September 30,
                                             ------------------------------     ----------------------------
                                                 2002             2001              2002           2001
                                             -------------    -------------     -------------  -------------
Con Edison                                   $    38.3         $   36.8         $   103.6       $  114.5
ISO                                              (0.2)              ---             (0.1)            0.7
PG&E Energy Trading - Power                       ---               ---               1.3            ---
Unrelated third party                             ---               ---               ---            0.4
                                             -------------    -------------     -------------  -------------
                                             $    38.1        $    36.8         $   104.8       $  115.6
                                             =============    =============     =============  =============

The $1.3 million increase in Unit 2 electric revenues for the three months ended September 30, 2002 was primarily due to escalation in the Con Edison contract capacity payment and higher fuel index pricing in the Con Edison contract price for delivered energy. The $10.8 million decrease in Unit 2 electric revenues for the nine months ended September 30, 2002 was primarily due to lower fuel index pricing in the Con Edison contract price for delivered energy and lower volumes of delivered energy resulting from a four week scheduled maintenance outage in January 2002 and a six week scheduled maintenance outage in April and May 2002.

Steam revenues for the three and nine months ended September 30, 2002 of approximately $0.3 million and $0.5 million were reduced by a reserve of approximately $0.3 million and $0.4 million, respectively. Steam revenues for the three and nine months ended September 30, 2001 of approximately $0.1 million and $0.7 million were reduced by a reserve of approximately $0.5 million and $0.7 million, respectively. The Partnership charges General Electric a nominal price for steam delivered in an amount up to the annual equivalent of 160,000 lbs/hr (the “Discounted Quantity”). The increase in steam revenues for the three and nine months ended September 30, 2002 was primarily due to an increase in steam sales in excess of the Discounted Quantity to General Electric. Delivered steam for the three months ended September 30, 2002 was approximately 383.3 million pounds or 175,524 lbs/hr as compared to approximately 292.6 million pounds or 133,994 lbs/hr for the corresponding period in the prior year. Delivered steam for the nine months ended September 30, 2002 was approximately 1,052.5 million pounds or 161,235 lbs/hr as compared to approximately 1,053.7 million pounds or 160,818 lbs/hr for the corresponding period in the prior year.

Fuel Revenues (dollars and MMBtu's in millions):
------------------------------------------------

                                                             For the Three Months Ended
                                              September 30, 2002                     September 30, 2001
                                       ---------------------------------       -------------------------------
                                          Dollars            MMBtu's             Dollars           MMBtu's
                                          -------            -------             -------           -------
Gas Resales                                  0.4                0.1               0.4                0.1
Fuel Optimizations                           4.4                1.4               0.3                0.1
                                       ---------------     -------------       -------------    --------------
                                             4.8                1.5               0.7                0.2
                                       ===============     =============       =============    ==============

                                                             For the Nine Months Ended
                                              September 30, 2002                     September 30, 2001
                                       ---------------------------------       -------------------------------
                                       Dollars                 MMBtu's         Dollars            MMBtu's
                                       -------                 -------         -------            -------
Gas Resales                                  9.1                   2.7              15.2                2.7
Fuel Optimizations                           7.2                   2.3               1.6                0.3
Peak Shaving Arrangements                    0.5                   ---               0.5                ---
                                       ---------------     -------------       -------------    --------------
                                            16.8                   5.0              17.3                3.0
                                       ===============     =============       =============    ==============

The $4.1 million increase in fuel revenues for the three months ended September 30, 2002 was primarily due to higher volumes of natural gas sold under fuel optimizations. The $0.5 million decrease in fuel revenues for the nine months ended September 30, 2002 was primarily due to lower market natural gas prices, partially offset by higher volumes of natural gas sold under fuel optimizations.

Fuel and Transmission Costs (dollars and MMBtu's in millions):
--------------------------------------------------------------

                                                             For the Three Months Ended
                                              September 30, 2002                September 30, 2001
                                       ----------------------------------       ------------------------------
                                          Dollars             MMBtu's             Dollars          MMBtu's
                                          -------             -------             -------          -------
Fuel Supply and
     Transportation*                        24.4                  7.1                 23.7             7.1
Fuel Optimizations                           4.2                  1.4                  0.4             0.1
Transmission Costs                           2.5                  ---                  2.4             ---
                                       ---------------     --------------       ------------    --------------
                                            31.1                  8.5                 26.5             7.2
                                       ===============     ==============       ============    ==============

                                                             For the Nine Months Ended
                                              September 30, 2002                     September 30, 2001
                                       ----------------------------------       ------------------------------
                                          Dollars             MMBtu's             Dollars          MMBtu's
                                          -------             -------             -------          -------
Fuel Supply and
     Transportation*                        69.8                 20.7                 91.2            20.9
Fuel Optimizations                           6.9                  2.3                  1.7             0.3
Transmission Costs                           6.3                  ---                  6.5             ---
                                       ---------------     --------------       ------------    --------------
                                            83.0                 23.0                 99.4            21.2
                                       ===============     ==============       ============    ==============

* Includes the cost of fuel associated with the production of electricity and gas resales.

The $4.6 million increase in fuel and transmission costs for the three months ended September 30, 2002 was primarily due to higher volumes of natural gas purchased under fuel optimizations. The $16.4 million decrease in fuel and transmission costs for the nine months ended September 30, 2002 was primarily due to the lower price of natural gas under the firm fuel supply contracts, partially offset by higher volumes of natural gas purchased under fuel optimizations. The Partnership has foreign currency swap agreements to hedge against future exchange rate fluctuations under fuel transportation agreements, which are denominated in Canadian dollars. As a result of the currency swap agreements, fuel costs for the three and nine months ended September 30, 2002 were increased by approximately $0.8 million and $2.5 million as compared to approximately $0.8 million and $2.3 million for the corresponding periods in the prior year.

Unrealized loss on derivative contracts for the three and nine months ended September 30, 2002 was approximately $0 and $0.4 million as compared to $0 for the corresponding periods in the prior year. The unrealized loss reflects the change in fair value of peak shaving arrangements recorded in the first quarter of 2002.

Other operating and maintenance expenses for the three and nine months ended September 30, 2002 were approximately $3.0 million and $20.3 million as compared to approximately $3.7 million and $14.3 million for the corresponding periods in the prior year. The $6.0 million increase for the nine months ended September 30, 2002 in other operating and maintenance expenses were primarily due to differences in the scheduling and scope of planned maintenance. The first and second quarters of 2002 each included a scheduled maintenance outage on Unit 2, whereas the second quarter of 2001 included a scheduled maintenance outage on Unit 1.

Liquidity and Capital Resources

Net cash provided by operating activities for the three and nine months ended September 30, 2002 was approximately $23.0 million and $43.5 million as compared to approximately $22.1 million and $46.3 million for the corresponding periods in the prior year. Net cash provided by operating activities primarily represents net income, adjusted by non-cash expenses and income, plus the net effect of changes within the Partnership's operating assets and liability accounts.

Net cash provided by (used in) investing activities for the three and nine months ended September 30, 2002 was approximately $14.0 thousand and $(2.1) million as compared to approximately $(3.0) thousand and $(909.0) thousand for the corresponding periods in the prior year. Net cash provided by (used in) investing activities primarily represents additions to plant and equipment.

Net cash used in financing activities for the three and nine months ended September 30, 2002 was approximately $23.2 million and $44.5 million as compared to approximately $23.0 million and $46.5 million for the corresponding periods in the prior year. Pursuant to the Partnership's Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain restricted funds. Net cash flows used in financing activities during the three months ended September 30, 2002 and 2001 primarily represent deposits of monies into the Interest, Principal and Debt Service Reserve Funds. Net cash flows used in financing activities during the nine months ended September 30, 2002 and 2001 primarily represent deposits of monies into the Interest, Principal and Debt Service Reserve Funds, distributions to partners and the semi-annual payment of principal and interest on long-term debt.

On October 8, 2002, Moody's Investors Services ("Moody's") stated that in conjunction with the downgrade of PG&E National Energy Group, Inc. ("NEG"), it had placed the Partnership's debt under review for possible downgrade. On October 15, 2002, Standard and Poor's ("S&P") stated that the recent downgrade of NEG will not have an affect on the rating of the Partnership's debt at this time. S&P's rating of the Partnership's debt is "BBB-". On November 5, 2002, Moody's issued an opinion update changing the rating outlook of the Partnership's debt to "under review for possible downgrade" from "stable" for the Partnership's debt due in 2007 and "negative outlook" for the Partnership's debt due in 2012. Moody's rating of the Partnership's debt is "Baa3". The Partnership is currently undertaking a review of its significant contractual obligations in order to assess the consequences, if any, of a potential downgrade of the credit ratings for the Partnership's debt.

The Partnership has available for its use a credit agreement, as amended ("Credit Agreement"), with a maximum available credit of approximately $7.5 million through August 8, 2003. Outstanding balances bear interest at prime rate plus .375% per annum with principal and interest payable monthly in arrears. The Credit Agreement is available to the Partnership for the purposes of meeting letters of credit requirements under various project contracts and for meeting working capital requirements. The maximum amount available under the Credit Agreement for working capital purposes is $5.0 million. As of September 30, 2002, there were no amounts drawn or balances outstanding under either the letters of credit or the working capital arrangement.

Future operating results and cash flows from operations are dependent on, among other things, the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; the consequences, if any, of a potential downgrade of the credit ratings for the Partnership's debt; and the renewal of the Partnership's credit agreement. A significant change in any of these factors could have a material adverse effect on the results of operations for the Partnership.

The Partnership believes, based on current conditions and circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs during 2002.

Market Risk

Interest Rates

Interest rate risk is the risk that changes in the interest rates could adversely affect earnings and cash flow. The Partnership’s cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cash flows as a result of assumed changes in market interest rates. As of September 30, 2002, if interest rates change by 10 percent, the change would be immaterial to the Partnership’s consolidated financial statements.

The Partnership’s long-term bonds have fixed interest rates. Changes in the current market rates for the bonds would not result in a change in interest expense due to the fixed coupon rate of the bonds.

Foreign Currency Exchange Rates

Foreign currency risk is the risk of changes in value of pending financial obligations in foreign currencies that could occur prior to the settlement of the obligation due to a change in the value of that foreign currency in relation to the U.S. dollar. The Partnership uses currency swap agreements to partially hedge foreign currency exposure under fuel transportation agreements that are denominated in Canadian dollars. In the event a counterparty fails to meet the terms of the currency swap agreements, the Partnership would be exposed to the risk that fluctuating currency exchange rates may adversely impact its financial results.

The Partnership uses sensitivity analysis to measure its foreign currency exchange rate exposure not covered by the currency swap agreements. Based upon a sensitivity analysis at September 30, 2002, a 10 percent devaluation of the Canadian dollar would be immaterial to the Partnership’s consolidated financial statements.

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

As of September 30, 2002, the Partnership’s credit risk is primarily concentrated with the following customers: Con Edison, Niagara Mohawk and ISO, all of whom are considered to be of investment grade. During the three months ended September 30, 2002, the parent company of three of the Partnership’s customers, all of whom are related parties, PG&E Energy Trading – Gas Corporation (“PG&E Energy Trading – Gas”), PG&E Energy Trading – Canada Corporation and PG&E Energy Trading – Power, was downgraded below investment grade. The Partnership’s net credit exposure to PG&E Energy Trading – Gas and PG&E Energy Trading – Power at September 30, 2002 was approximately $0.1 million and $0.1 million, respectively.

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

Regulations and Environmental Matters

On November 6, 2001, the Partnership received from the New York State Department of Environmental Conservation (the “DEC”) the Facility’s Title V operating permit endorsed by the DEC on November 2, 2001 (the “Title V Permit”). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership’s existing air permits, and the Facility’s compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit. The DEC has confirmed that the terms and conditions of the Title V Permit are stayed pending a final DEC decision on the appeal. Since November 12, 2001, the Partnership and DEC staff have engaged in negotiations regarding the Title V Permit. At this time, the Partnership cannot assess whether a settlement can be achieved, the likely outcome of the adjudicatory hearing if no settlement is achieved, or the impact on the Facility.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Partnership’s disclosure controls and procedures conducted on October 21, 2002, the principal executive officers and principal financial officers of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., and Selkirk Cogen Funding Corporation have concluded that such controls and procedures effectively ensure that information required to be disclosed by the Partnership in reports the Partnership files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.

Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits

         Exhibit No.       Description
         -----------       -----------

         10.5.16           First  Amending  Agreement  dated as of the 1st day of November
                           2002, to the Second Amended and Restated Gas Purchase Contract
                           dated as of May 6, 1998 between Paramount Resources Ltd. and
                           Selkirk Cogen Partners, L.P.

         99.9              Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section
                           1350 dated November 14, 2002.

         99.10             Certification of John R. Cooper pursuant to 18 U.S.C. Section
                           1350 dated November 14, 2002.

         99.11             Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section
                           1350 dated November 14, 2002.

         99.12             Certification of John R. Cooper pursuant to 18 U.S.C. Section
                           1350 dated November 14, 2002.

(B)      Reports on Form 8-K

         Not applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            SELKIRK COGEN PARTNERS, L.P.

                                            By:   JMC SELKIRK, INC.
                                                   Managing General Partner

Date: November 14, 2002                     /s/ JOHN R. COOPER
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

                                            SELKIRK COGEN FUNDING
                                            CORPORATION

Date:  November 14, 2002                    /s/  JOHN R. COOPER
                                            ------------------------------------
                                            Name:  John R. Cooper
                                            Title: Senior Vice President,
                                                   Chief Financial Officer and
                                                   Treasurer

      CERTIFICATION OF P. CHRISMAN IRIBE, PRINCIPAL EXECUTIVE OFFICER,
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, P. Chrisman Iribe, certify that:

1.   I have  reviewed  this  quarterly  report  on Form  10-Q of  Selkirk  Cogen
     Partners, L.P.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3    Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)   designed such  disclosure  controls and procedures to ensure that material  information  relating to the registrant,  including its consolidated  subsidiaries,  is made known to us by others within those  entities,  particularly  during  the  period in which this quarterly report is being prepared;

          b)   evaluated the effectiveness of the  registrant’s  disclosure controls and  procedures  within 90 days prior to the filing date of  this  quarterly  report  (the  “Evaluation  Date”);
               and

          c)   presented  in this  quarterly  report our  conclusions  about the effectiveness of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the  registrant’s  auditors and the audit  committee  of  registrant’s  board  of  directors  (or  persons performing the equivalent function):

          a)   all  significant  deficiencies  in the  design  or  operation  of
               internal    controls   which   could    adversely    affect   the
               registrant’s  ability  to  record,  process,  summarize  and
               report    financial   data   and   have    identified   for   the
               registrant’s  auditors any material  weaknesses  in internal controls; and

          b)   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

6.   The  registrant’s  other  certifying  officers and I have indicated in this  quarterly  report  whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect internal  controls  subsequent  to the date of our most recent  evaluation, including any corrective  actions with regard to  significant  deficiencies and material weaknesses.

Date: November 14, 2002              /s/ P. CHRISMAN IRIBE
                                     ---------------------
                                     P. Chrisman Iribe
                                     President
                                     JMC Selkirk, Inc.
                                     Managing General Partner of Selkirk Cogen
                                     Partners, L.P.

                                       26

        CERTIFICATION OF JOHN R. COOPER, PRINCIPAL FINANCIAL OFFICER,
         PURSUANT TO SECTION 302 OF THE SARBINES-OXLEY ACT OF 2002

I, John R. Cooper, certify that:

1.   I have  reviewed  this  quarterly  report  on Form  10-Q of  Selkirk  Cogen
     Partners, L.P.;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in  Exchange  Act  Rules  13a-14  and  15d-14)  for the  registrant  and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant’s   disclosure
          controls  and  procedures  within 90 days prior to the filing  date of
          this  quarterly   report  (the   “Evaluation   Date”);   and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the  registrant’s  auditors and the audit  committee  of  registrant’s  board  of  directors  (or  persons performing the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant’s ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the registrant’s  auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant’s  other  certifying  officers and I have indicated in this  quarterly  report  whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect internal  controls  subsequent  to the date of our most recent  evaluation, including any corrective  actions with regard to  significant  deficiencies and material weaknesses.

Date: November 14, 2002

                                    /s/ JOHN R. COOPER
                                    -------------------------------------------
                                    John R. Cooper
                                    Senior Vice President, Chief Financial Officer
                                    and Treasurer
                                    JMC Selkirk, Inc.
                                    Managing General Partner of Selkirk Cogen
                                    Partners, L.P.

                                       27

       CERTIFICATION OF p. CHRISMAN IRIBE, PRINICPAL EXECUTIVE OFFICER,
           PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, P. Chrisman Iribe, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Selkirk Cogen Funding
     Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in  Exchange  Act  Rules  13a-14  and  15d-14)  for the  registrant  and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant’s   disclosure
          controls  and  procedures  within 90 days prior to the filing  date of
          this  quarterly   report  (the   “Evaluation   Date”);   and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation,  to the  registrant’s  auditors and the audit  committee  of  registrant’s  board  of  directors  (or  persons performing the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls which could adversely affect the registrant’s ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the registrant’s  auditors any material weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant’s  other  certifying  officers and I have indicated in this  quarterly  report  whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect internal  controls  subsequent  to the date of our most recent  evaluation, including any corrective  actions with regard to  significant  deficiencies and material weaknesse.

Date: November 14, 2002

                                              /s/ P. CHRISMAN IRIBE
                                              ---------------------------------
                                              P. Chrisman Iribe
                                              President
                                              Selkirk Cogen Funding Corporation

                                       28

        CERTIFICATION OF JOHN R. COOPER, PRINCIPAL FINANCIAL OFFICER,
         PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, John R. Cooper, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Selkirk Cogen Funding
     Corporation;

2.   Based on my knowledge,  this  quarterly  report does not contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this quarterly report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information  included  in this  quarterly  report,  fairly  present  in all material respects the financial  condition,  results of operations and cash flows of the  registrant  as of, and for,  the  periods  presented  in this quarterly report;

4.   The  registrant’s  other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in  Exchange  Act  Rules  13a-14  and  15d-14)  for the  registrant  and we have:

     a)   designed  such  disclosure  controls  and  procedures  to ensure  that
          material  information  relating  to  the  registrant,   including  its
          consolidated subsidiaries,  is made known to us by others within those entities,  particularly  during  the  period in which  this  quarterly report is being prepared;

     b)   evaluated  the  effectiveness  of  the  registrant’s   disclosure
          controls  and  procedures  within 90 days prior to the filing  date of
          this  quarterly   report  (the   “Evaluation   Date”);   and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

     5.   The registrant’s  other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit  committee of  registrant’s  board of directors (or persons performing the equivalent function):

          a)   all  significant  deficiencies  in the  design  or  operation  of
               internal    controls   which   could    adversely    affect   the
               registrant’s  ability  to  record,  process,  summarize  and
               report    financial   data   and   have    identified   for   the
               registrant’s  auditors any material  weaknesses  in internal controls; and

          b)   any fraud,  whether or not material,  that involves management or other employees who have a significant  role in the  registrant's internal controls; and

6.   The  registrant’s  other  certifying  officers and I have indicated in this  quarterly  report  whether or not there were  significant  changes in internal  controls  or in other  factors  that could  significantly  affect internal  controls  subsequent  to the date of our most recent  evaluation, including any corrective  actions with regard to  significant  deficiencies and material weaknesses.

Date: November 14, 2002

                             /s/ JOHN R. COOPER
                             --------------------------------------------------
                             John R. Cooper
                             Senior Vice President, Chief Financial Officer and
                             Treasurer
                             Selkirk Cogen Funding Corporation

                                       29