Form 10-K
period 2002-12-31
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2003-03-31
CIK 929518, 929540

=======================================================================================================

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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
                                    incorporation or organization)                                                    Identification No.)

7600 Wisconsins Avenue (Mailing Address: 7500 Old Georgetown Road), Bethesda, Maryland 20814
(Address of principal executive offices, including zip code)

(301)  280-6800
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OR 12 (g) OF THE ACT:
None

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

         Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes __ No X

As of March 28, 2003, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

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
                                                                                       ----

                                     PART I

                                     PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters........................................................ 16
Item 6.   Selected Financial Data...................................................... 16
Item 7.   Management's Discussion and Analysis of Financial

Item 9.  Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure.......................................... 33

                                    PART III

Item 10. Directors and Executive Officers of the Funding Corporation
          and the Managing General Partner............................................. 34
Item 11. Executive and Board Compensation and Benefits................................. 35
Item 12. Security Ownership of Certain Beneficial Owners and

                                     PART IV

Item 15. Financial Statements, Exhibits and Reports on Form 8-K........................ 39

SIGNATURES AND CERTIFICATIONS.......................................................... 51

                                       i

PART I

ITEM 1. BUSINESS

Business Overview and Structure

          Selkirk Cogen Partners, L.P. (the "Partnership") is a Delaware limited partnership that owns a natural gas-fired cogeneration facility in the Town of Bethlehem, County of Albany, New York (together with associated materials, ancillary structures and related contractual and property interests, the "Facility"). The Partnership was formed in 1989, and its sole business is the ownership, operation and maintenance of the Facility. The Partnership has long-term contracts for the sale of electric capacity and energy produced by the Facility with Niagara Mohawk Power Corporation ("Niagara Mohawk") and Consolidated Edison Company of New York, Inc. ("Con Edison") and steam produced by the Facility with GE Plastics, a core business of General Electric Company ("General Electric"). The Partnership operates as a single business segment.

          Selkirk Cogen Funding Corporation (the "Funding Corporation"), a wholly owned subsidiary of the Partnership, was organized in April 1994 as a Delaware corporation to serve as a single-purpose financing subsidiary of the Partnership. All of the issued and outstanding capital stock of the Funding Corporation is owned by the Partnership.

          The Partnership and the Funding Corporation's principal executive offices are located at 7600 Wisconsin Avenue (Mailing Address: 7500 Old Georgetown Road), Bethesda, Maryland 20814. The telephone number is (301) 280-6800.

The Partnership

          The managing general partner of the Partnership is JMC Selkirk, Inc. ("JMC Selkirk" or the "Managing General Partner"). The other general partner of the Partnership (together with JMC Selkirk, the "General Partners") is RCM Selkirk GP, Inc. ("RCM Selkirk GP"). The limited partners of the Partnership (the "Limited Partners," and together with the General Partners, the "Partners") are JMC Selkirk, PentaGen Investors, L.P. ("Investors"), Aquila Selkirk, Inc. ("Aquila Selkirk", formerly EI Selkirk, Inc.) and RCM Selkirk, LP, Inc. ("RCM Selkirk LP").

           The Managing General Partner is responsible for managing and controlling the business and affairs of the Partnership, subject to certain powers which are vested in the management committee of the Partnership (the "Management Committee") under the Partnership Agreement. Each General Partner has a voting representative on the Management Committee, which, subject to certain limited exceptions, acts by unanimity. Thus, the General Partners, and principally the Managing General Partner, exercise control over the Partnership. JMCS I Management, Inc. ("JMCS I Management"), an affiliate of the Managing General Partner, is acting as the project management firm (the "Project Management Firm") for the Partnership, and as such is responsible for the implementation and administration of the Partnership's business under the direction of the Managing General Partner. Upon the occurrence of certain events specified in the Partnership Agreement, RCM Selkirk GP may assume the powers and responsibilities of the Managing General Partner and of the Project Management Firm. Under the Partnership Agreement, each General Partner other than the Managing General Partner may convert its general partnership interest to that of a Limited Partner.

          JMC Selkirk is an indirect, wholly owned subsidiary of Beale Generating Company ("Beale") which is jointly owned by Cogentrix Eastern America, Inc. ("Cogentrix") and PG&E Generating Power Group, LLC ("PG&EGen Power"). Cogentrix is a subsidiary of Cogentrix Energy, Inc. PG&EGen Power is a direct, wholly owned subsidiary of PG&E Generating Company, LLC ("PG&EGen Company"), an indirect, wholly owned subsidiary of PG&E National Energy Group, Inc. ("NEG"). NEG is an indirect, wholly owned subsidiary of PG&E Corporation, the parent company of Pacific Gas and Electric Company (the "Utility").

          JMCS I Management is a direct, wholly owned subsidiary of PG&E Generating Services, LLC, a direct, wholly owned subsidiary of PG&EGen Company, an indirect, wholly owned subsidiary of NEG.

          Investors is a Delaware limited partnership consisting of JMCS I Holdings, Inc., JMC Selkirk (each an affiliate of Beale), and FPP Selkirk LLC ("FPP Selkirk", formerly TPC Generating, Inc.).

          RCM Selkirk GP and RCM Selkirk LP are each affiliates of RCM Holdings, Inc. ("RCM").

          Aquila Selkirk is a wholly owned subsidiary of Aquila East Coast Generation, Inc. ("Aquila ECG", formerly GPU International, Inc.) which is a wholly owned subsidiary of MEP Investments, LLC ("MEP"). MEP is an indirect wholly owned subsidiary of Aquila Merchant Services, Inc. ("Aquila", formerly Aquila, Inc.).

The Funding Corporation

          The Funding Corporation was established for the sole purpose of issuing $165,000,000 of 8.65% First Mortgage Bonds Due 2007 (the "Old 2007 Bonds") and $227,000,000 of 8.98% First Mortgage Bonds Due 2012 (the "Old 2012 Bonds," and collectively with the Old 2007 Bonds, the "Old Bonds") and as agent acting on behalf of the Partnership pursuant to a Trust Indenture among Funding Corporation, the Partnership and Bankers Trust Company, as trustee (the "Indenture"). A portion of the proceeds from the sale of the Old Bonds was loaned to the Partnership in connection with the financing of its outstanding indebtedness and the remaining proceeds were loaned to the Partnership (the total amount of such extensions of credit, the "Partnership Loans"). In November 1994, the Funding Corporation and the Partnership offered to exchange (i) $165,000,000 of 8.65% First Mortgage Bonds Due 2007, Series A (the "New 2007 Bonds") for a like principal amount of Old 2007 Bonds, and (ii) $227,000,000 of 8.98% First Mortgage Bonds Due 2012, Series A (the "New 2012 Bonds," and collectively with the New 2007 Bonds, the "New Bonds", and the New Bonds together with the Old Bonds, the "Bonds") for a like principal amount of Old 2012 Bonds, respectively, with the holders thereof. On December 12, 1994, the exchange of all of the Old Bonds for the New Bonds was completed, and none of the Old Bonds remain outstanding. The obligations of the Funding Corporation in respect of the Bonds are unconditionally guaranteed by the Partnership (the "Guarantee").

          The Bonds, the Partnership Loans and the Guarantee are not guaranteed by, or otherwise obligations of, the Partners, Beale, FPP Selkirk, NEG, Cogentrix Energy, Inc., RCM, Aquila, or any of their respective affiliates, other than the Funding Corporation and the Partnership. The obligations of the Partnership under the Partnership Loans and the Guarantee are secured by, among other things, a pledge by the General Partners of their respective general partnership interests in the Partnership and pledges by the shareholders of JMC Selkirk and RCM Selkirk GP of the outstanding capital stock of each such General Partner.

Relationship with PG&E Corporation and NEG

          In December 2000, and January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG that involved the use or creation of limited liability companies ("LLCs") as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG.

          On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California ("Bankruptcy Court"). Pursuant to the Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Utility and PG&E Corporation have jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect NEG or any of its subsidiaries. The Managing General Partner believes that NEG and its direct and indirect subsidiaries, including JMC Selkirk, Investors, and the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

          As a result of the sustained downturn in the power industry, NEG and certain of its affiliates have experienced a financial downturn, which caused the major credit rating agencies to downgrade NEG and certain of its affiliates' credit ratings to below investment grade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership.

          On October 8, 2002, Moody's Investor Services ("Moody's") stated that in conjunction with the downgrade of NEG it had placed the Partnership's debt under review for possible downgrade. On October 15, 2002, Standard and Poor's ("S&P") stated that the recent downgrade of NEG will not have an affect on the rating of the Partnership's debt at this time. S&P's rating of the Partnership's debt is "BBB-". On November 5, 2002, Moody's issued an opinion update changing the rating outlook of the Partnership's debt to "under review for possible downgrade" from "stable" for the Partnership's debt due in 2007 and "negative outlook" for the Partnership's debt due in 2012. Moody's rating of the Partnership's debt is "Baa3". A downgrade of the credit ratings of the Partnership's debt due in 2007 or 2012 by S&P or Moody's (or both) would not be an event of default under any of the Partnership's debt agreements and material project contracts or otherwise result in an adverse change to any material term of such agreements and contracts.

          NEG and certain affiliates are currently in default under various debt agreements and guaranteed equity commitments. NEG, its subsidiaries and their lenders are engaged in discussions to restructure NEG's debt obligations and such other commitments. None of JMC Selkirk, Investors or the Partnership are parties to such debt agreements and guaranteed equity commitments or participants in such discussions. NEG and its subsidiaries are continuing to review opportunities to abandon, sell, or transfer certain assets, and have significantly reduced their energy trading operations in an ongoing effort to raise cash and reduce debt, whether through negotiation with lenders or otherwise.

          If the lenders exercise their default remedies or if the financial commitments are not restructured, NEG and the affected affiliates may be compelled to seek protection under or be forced into a proceeding under the U.S. Bankruptcy Code.

          NEG owns an indirect interest in the Partnership, and through its indirect, wholly owned subsidiaries, JMC Selkirk and JMCS I Management, manages the Partnership. The Partnership cannot be certain that an insolvency or bankruptcy involving NEG or any of its subsidiaries would not affect NEG's ownership arrangements with respect to the Partnership or the ability of JMC Selkirk or JMCS I Management to manage the Partnership. The Partnership Agreement provides certain management rights to RCM Selkirk GP in the event that JMC Selkirk were to be included in a bankruptcy involving NEG, including (i) the removal of JMC Selkirk as the managing general partner, (ii) the appointment of itself as the successor managing general partner, and (iii) the termination of the administrative services agreement with JMCS I Management and subsequent appointment of a RCM Selkirk GP affiliate as the project management firm. Enforcement of these rights by RCM Selkirk GP could, however, be delayed or impeded as a result of any bankruptcy proceeding involving JMC Selkirk. Moreover, the bankruptcy of any partner of the Partnership would be an event of default under the Partnership's Credit Agreement. Currently, the Partnership has contingent reimbursement obligations arising under letters of credit issued under this Credit Agreement in the amount of approximately $2.5 million, which the Partnership believes could be secured with cash collateral financed with cash flows from operations. (See "Credit Agreement", included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations below).

The Facility and Certain Project Contracts

The Facility

          The Facility is located on a 15.7 acre site leased from General Electric adjacent to General Electric's plastic manufacturing plant (the "GE Plant") in the Town of Bethlehem, County of Albany, New York (the "Facility Site"). The Facility is a natural gas-fired cogeneration facility, which has a total electric generating capacity in excess of 345 megawatts ("MW") with a maximum average steam output of 400,000 pounds per hour ("lbs/hr"). The Facility consists of one unit ("Unit 1") with an electric generating capacity of approximately 79.9 MW and a second unit ("Unit 2") with an electric generating capacity of approximately 265 MW. The Public Utilities Regulatory Policies Act of 1978, as amended ("PURPA") defines a cogeneration facility as a facility which produces electric energy and forms of useful thermal energy (such as heat or steam), used for industrial, commercial, heating or cooling purposes, through the sequential use of one or more energy inputs. In the case of the Facility, the Facility uses natural gas as its primary fuel input to produce electric energy for sale to Niagara Mohawk, Con Edison, the New York Independent System Operator ("NY ISO") and PG&E Energy Trading - Power, L.P. ("PG&E Energy Trading - Power") and to produce useful thermal energy in the form of steam for sale to General Electric for industrial purposes. The Facility is a "topping-cycle cogeneration facility," which means that when the Facility is operated in a combined-cycle mode, it uses natural gas or fuel oil to produce electricity, and the reject heat from power production is then used to provide steam to General Electric. Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility. A properly designed and constructed cogeneration facility is able to convert the energy contained in the input fuel source to useful energy outputs more efficiently than typical utility plants. The Facility has been certified as a qualifying facility ("Qualifying Facility") in accordance with PURPA and the regulations promulgated thereunder by the Federal Energy Regulatory Commission ("FERC").

Niagara Mohawk

          The Partnership has a long-term contract with Niagara Mohawk for the sale of electric capacity and energy produced by Unit 1 to Niagara Mohawk. Electric sales to Niagara Mohawk for the year ended December 31, 2002 accounted for 15.3% of total project revenues, compared to 16.5% in 2001 and 18.7% in 2000.

          Unit 1 commenced commercial operation on April 17, 1992 and through June 30, 1998 sold at least 79.9 MW of electric capacity and associated energy to Niagara Mohawk under the original long-term contract that allowed Niagara Mohawk to schedule Unit 1 for dispatch on an economic basis (the "Original Niagara Mohawk Power Purchase Agreement"). The term of the Original Niagara Mohawk Power Purchase Agreement was 20 years from the date of initial commercial operation of Unit 1. On August 31, 1998 the Partnership and Niagara Mohawk executed an Amended and Restated Power Purchase Agreement dated as of July 1, 1998 (the "Amended and Restated Niagara Mohawk Power Purchase Agreement"). The term of the Amended and Restated Niagara Mohawk Power Purchase Agreement is ten years from July 1, 1998 (with the exception of certain transitional call and put rights which were held by Niagara Mohawk and the Partnership (the "Transitional Rights") and terminated on October 31, 2000, with respect to energy and capacity sales).

          The Amended and Restated Niagara Mohawk Power Purchase Agreement provides for a monthly contract payment ("Monthly Contract Payment") which is comprised of four indexed pricing components: (i) a capacity payment, (ii) an energy payment, (iii) a transportation payment, and (iv) an operation and maintenance payment. The capacity payment, transportation payment, operation and maintenance payment and a fixed portion of the energy payment are payable whether or not the Partnership sells energy or capacity to Niagara Mohawk. The variable portion of the energy payment varies with the quantities of energy and capacity actually sold to Niagara Mohawk pursuant to the Transitional Rights or exercise by Niagara Mohawk of its right of first refusal described below. Niagara Mohawk will be obligated to pay the Partnership the Monthly Contract Payment to the extent such number is positive, and the Partnership will be obligated to pay Niagara Mohawk the Monthly Contract Payment to the extent such number is negative. Since the capacity payment and the fixed portion of the energy payment are offset by actual market prices, during periods in which the market energy price or market capacity price is high, the sum of these payments could result in a negative number. In such event the Partnership would be obligated to make payments to Niagara Mohawk. Under the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership at all times retains the right to sell Unit 1 energy and associated capacity at the prevailing market price (assuming the plant is available for generation). The Partnership would expect net revenues from such sales to mitigate the impact of any payments it might be required to make to Niagara Mohawk during periods in which actual market prices are high.

          During the period from July 1, 1998 through November 18, 1999, the initial market pricing for energy was a proxy market price based on Niagara Mohawk's tariff for power purchases from Qualifying Facilities. On November 18, 1999, the NY ISO commenced operations for each of eleven regions and at each generator interconnection within New York State. The NY ISO establishes a marketplace whereby market prices will be determined based on daily bids for quantity and price of energy as put by each willing supplier and will establish the price at which each generator will be paid for energy supplied to the region.

          The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 will operate on a "merchant-like" basis, whereby the Partnership will have the ability and flexibility to dispatch Unit 1 based on current market conditions. Niagara Mohawk has a right of first refusal to purchase energy and/or capacity up to the applicable monthly contract quantity during the ten-year term of the Amended and Restated Niagara Mohawk Power Purchase Agreement. Accordingly, before the Partnership may sell such energy and associated capacity to third parties, it must first offer Niagara Mohawk the opportunity to purchase that energy and capacity at the market energy price, and, if applicable, the market capacity price. If Niagara Mohawk declines, the Partnership may sell such power to third parties. Energy and associated capacity in excess of the monthly contract quantity is not subject to Niagara Mohawk's right of first refusal.

          The annual contract volumes and notional contract quantities which are used to calculate the fixed portions of the Monthly Contract Payment and establish the maximum quantities of energy and capacity, which are subject to Niagara Mohawk's right of first refusal, are set forth below.

   ---------------------------------------------------------------------------------
                         Contract         Annual Contract
       Contract         Year ended             Volume               Quantity
         Year            June 30,               MWh                    MW
   ---------------------------------------------------------------------------------
          1                1999               325,400                37.146
          2                2000               331,000                37.785
          3                2001               375,900                42.911
          4                2002               417,500                47.660
          5                2003               419,500                47.888
          6                2004               442,000                50.457
          7                2005               451,700                51.564
          8                2006               461,300                52.660
          9                2007               473,400                54.041
          10               2008               485,200                55.388
   ---------------------------------------------------------------------------------

          Niagara Mohawk owns, operates and maintains interconnection facilities for the combined Facility in accordance with separate Unit 1 and Unit 2 interconnection agreements. The Unit 1 interconnection facility is necessary to effect the transfer of electricity produced at Unit 1 into Niagara Mohawk's power grid at the delivery point adjacent to Unit 1. Since Unit 1 is interconnected directly to the power grid, no transmission services are required for the delivery of power directly to the NY ISO. The Unit 2 interconnection facility is necessary to effect the transfer of electricity produced at Unit 2 into Niagara Mohawk's transmission system. Pursuant to a transmission services agreement, Niagara Mohawk has agreed to provide firm transmission services from Unit 2 to the point of interconnection between Niagara Mohawk's transmission system and Con Edison's transmission system for a period of 20 years from the date of the commencement of commercial operation of Unit 2.

Con Edison

          Unit 2 commenced commercial operation on September 1, 1994 and is selling 265 MW of electric capacity and associated energy to Con Edison under a long-term contract that allows Con Edison to schedule Unit 2 for dispatch on an economic basis (the "Con Edison Power Purchase Agreement," and together with the Amended and Restated Niagara Mohawk Power Purchase Agreement, the "Power Purchase Agreements"). The Con Edison Power Purchase Agreement has a term of 20 years from the date of commencement of commercial operation of Unit 2, subject to a 10-year extension under certain conditions. The Con Edison Power Purchase Agreement provides for four payment components: (i) a capacity payment, (ii) a fuel payment, (iii) an Operations and Maintenance ("O&M") payment and (iv) a wheeling payment. The capacity payment, a portion of the fuel payment, a portion of the O&M payment, and the wheeling payment are fixed charges to be paid on the basis of plant availability to operate whether or not Unit 2 is dispatched on-line. The variable portions of the fuel payment and O&M payment are payable based on the amount of electricity produced by Unit 2 and delivered to Con Edison. The total fixed and variable fuel payment is capped at a ceiling price established (and is subject to adjustment) in accordance with the Con Edison Power Purchase Agreement, and includes a component, which is equal to one-half of the amount by which Unit 2's actual fixed and variable fuel commodity and transportation costs differs from the ceiling price. Electric sales to Con Edison for the year ended December 31, 2002 accounted for 63.0% of total project revenues, compared to 65.2% in 2001 and 61.5% in 2000.

New York Independent System Operator

          The NY ISO commenced operation on November 18, 1999 and took formal control of the New York wholesale electric power system on December 1, 1999. The NY ISO administers markets in energy, installed capacity and ancillary services for the New York control area and operates the bulk power transmission system in New York. Energy transactions in New York may involve sales and purchases to and from the NY ISO in the NY ISO-administered markets, or bilateral transactions between participants in the New York wholesale market. PG&E Energy Trading - Power and the Partnership are active participants in these markets. To enter into energy transactions with the NY ISO, the Partnership entered into a services agreement under the New York ISO Market Administration and Control Services Tariff (the "Services Agreement") with the NY ISO on October 12, 1999. Sales to the NY ISO for the year ended December 31, 2002 accounted for 11.0% of total project revenues, compared to 8.1% in 2001 and 0.1% in 2000.

PG&E Energy Trading-Power

          Through an enabling agreement (the "Enabling Agreement") with PG&E Energy Trading - Power, an indirect, wholly owned subsidiary of NEG and an affiliate of JMC Selkirk, the Partnership may sell excess capacity and energy generated from Units 1 and 2 and other energy-related products to PG&E Energy Trading - Power. The Enabling Agreement became effective on May 31, 1996, for a term of one year, and may be extended by mutual agreement of the Partnership and PG&E Energy Trading - Power. The Enabling Agreement had previously been extended through May 31, 2002 and both parties approved renewal of the Enabling Agreement through May 31, 2003. Under the Enabling Agreement, the Partnership has the ability to enter into certain transactions for the purchase and sale of electric capacity, electric energy and other services at negotiated market prices. For each transaction, a transaction letter is executed establishing the following terms and conditions: (i) the period of delivery; (ii) the contract price; (iii) the delivery points; and (iv) the contract quantity. Sales to PG&E Energy Trading - Power for the year ended December 31, 2002 accounted for 1.0% of total project revenues, compared to 1.9% in 2001 and 6.4% in 2000. The Partnership believes that reductions in NEG's energy trading operations will not have a material impact on the results of operations of the Partnership. (See "Relationship with PG&E Corporation and NEG" above)

General Electric

          Pursuant to a steam sales agreement with General Electric (the "Steam Sales Agreement"), the Partnership is obligated to sell up to 400,000 lbs/hr of the thermal output of Unit 1 and Unit 2 for use as process steam at the GE Plant adjacent to the Facility for a term extending 20 years from the date of commercial operations of Unit 2. The Partnership charges General Electric a nominal price for steam delivered to General Electric in an amount up to the annual equivalent of 160,000 lbs/hr during each hour in which the GE Plant is in production (the "Discounted Quantity"). Steam sales in excess of the Discounted Quantity are priced at General Electric's avoided variable direct cost, subject to an "annual true-up" to ensure that General Electric receives the annual equivalent of the Discounted Quantity at nominal pricing.

          Pursuant to the Steam Sales Agreement, General Electric may implement productivity or energy efficiency projects in its manufacturing processes, including projects involving the production of steam within the GE Plant commencing in 1996. General Electric implemented an energy efficiency project in 1997 that reduced the quantity of steam required by the GE Plant. Under the energy efficiency project, General Electric anticipates managing its annual average steam demand at 160,000 lbs/hr. If General Electric is able to manage its annual average steam demand at 160,000 lbs/hr then the Partnership's steam revenues would be reduced to the nominal amount General Electric is charged for the annual equivalent of 160,000 lbs/hr. The energy efficiency project does not relieve General Electric of its contractual obligation to purchase the minimum thermal output necessary for the Facility to maintain its status as a Qualifying Facility. Sales to General Electric for the year ended December 31, 2002 accounted for 0.1% of total project revenues, compared to 0.0% in 2001 and 1.1% in 2000.

Unit 1 Gas Supply and Transportation

          To supply natural gas needed to operate Unit 1, the Partnership entered into a gas supply agreement with Paramount Resources Ltd. ("Paramount") on a firm 365-day per year basis for a 15-year term beginning November 1, 1992 (the "Original Paramount Contract"). On May 6, 1998, the Partnership and Paramount executed a Second Amended and Restated Gas Purchase Contract (the "Amended Paramount Contract") in conjunction with consummation of the transactions pursuant to the Amended and Restated Niagara Mohawk Power Purchase Agreement. Under the Amended Paramount Contract, the 15-year term remains unchanged, and the maximum daily quantity of natural gas that the Partnership is entitled to purchase is 16,400 Mcf. The Amended Paramount Contract requires Paramount to maintain a level of recoverable reserves and deliverability from its dedicated reserves through the term of the Amended Paramount Contract. Paramount must demonstrate that it meets the recoverable reserves and deliverability requirements in an annual report to the Partnership.

          The Partnership entered into certain long-term contracts (collectively, the "Unit 1 Gas Transportation Contracts") for the transportation of the Unit 1 natural gas volumes on a firm 365-day per year basis with TransCanada Pipelines Limited ("TransCanada"), Iroquois Gas Transmissions System, L.P. ("Iroquois") and Tennessee Gas Pipeline Company ("Tennessee"). Each of the Unit 1 Gas Transportation Contracts has a term of 20 years beginning November 1, 1992. Concurrent with the effectiveness of the Amended Paramount Contract, the Partnership released 6,000 Mcf of the Partnership's daily transportation capacity rights under the Partnership's firm gas transportation contract for Unit 1 with TransCanada, in conjunction with Paramount's acquiring 6,000 Mcf of daily transportation capacity rights on TransCanada's pipeline system.

Unit 2 Gas Supply and Transportation

          To supply natural gas needed to operate Unit 2, the Partnership entered into gas supply agreements with Imperial Oil Resources, PanCanadian Petroleum Limited and Producers Marketing Ltd. (formerly Atcor Limited) (collectively, the "Unit 2 Gas Supply Contracts"), each on a firm 365-day per year basis. Each of the Unit 2 Gas Supply Contracts has a 15-year term beginning November 1, 1994. The Unit 2 gas suppliers have supported their delivery obligations to the Partnership with their respective corporate warranties. The Unit 2 Gas Supply Contracts are not supported by dedicated reserves. The Partnership entered into certain long-term contracts (collectively, the "Unit 2 Gas Transportation Contracts") for the transportation of the Unit 2 natural gas volumes on a firm 365-day per year basis with TransCanada, Iroquois and Tennessee. Each of the Unit 2 Gas Transportation Contracts has a term of 20 years beginning November 1, 1994.

Fuel Management

          The Project Management Firm manages the Facility's fuel supply and transportation arrangements. The Partnership attempts to direct the supply and transportation of natural gas to Unit 1 and Unit 2 under its long-term gas supply and transportation contracts so as to have sufficient quantities of natural gas available at the Facility to meet its scheduled operation. In addition, the Partnership endeavors to take advantage of market opportunities, as available, to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These opportunities include "gas resales", "gas optimizations" and "peak shaving arrangements". Gas resales are sales of excess natural gas supplies when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity. Gas optimizations are opportunities whereby the Partnership is able to optimize the long-term gas supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Peak shaving are arrangements whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership's firm natural gas supply for a specified number of days during the winter season. At such times as the purchaser calls upon the Partnership's firm natural gas supply under a peak shaving arrangement, the Partnership intends to operate on spot market natural gas supplies utilizing the Partnership's firm gas transportation. Typically, the Partnership's liability for failure to deliver natural gas when called for under a peak shaving agreement is to reimburse the purchaser for its prudently incurred incremental costs of finding a replacement supply of natural gas. The Partnership attempts to schedule firm gas transportation services to meet its requirements to fuel Unit 1 and Unit 2 and to meet its gas resales, gas optimizations and peak shaving sales commitments without incurring penalties for taking natural gas above or below amounts nominated for delivery from the gas transporters. The Partnership supplements its contracted firm transportation to the extent necessary to make gas resales, gas optimizations and peak shaving sales by entering into agreements for interruptible transportation service. In managing Unit 2's fuel arrangements, the Partnership, through the Project Management Firm, intends to take into account that the Partnership must purchase a minimum annual quantity of natural gas under the Unit 2 Gas Supply Contracts, subject to true-up procedures, to avoid reduction of the maximum daily contract quantity under such agreements. Fuel revenues, accounted for 9.6% of total project revenues for the year ended December 31, 2002, compared to 8.3% in 2001 and 12.2% in 2000. The majority of fuel revenues during the years ended December 31, 2002 and 2001 resulted from sales with PG&E Energy Trading - Gas Corporation ("PG&E Energy Trading - Gas"), an indirect, wholly owned subsidiary of NEG and an affiliate of JMC Selkirk. The Partnership believes there are sufficient counterparties available with which to undertake transactions in the natural gas market and therefore, reductions in NEG's energy trading operations will not have a material impact on the results of operations of the Partnership. (See "Relationship with PG&E Corporation and NEG" above)

          Unit 1 and Unit 2 have the capability to operate on No. 2 fuel oil and are designed to switch fuel sources from natural gas to fuel oil, and back, without interrupting the generation of electricity. The Partnership's air permit allows the Facility to burn oil for a maximum of 2,190 hours per year (91.25 days per year) at full capacity. The Partnership currently has on-site storage for approximately 910 thousand gallons of fuel oil, a supply sufficient to run all three gas turbines constituting the Facility for approximately one and a half days at full capacity without refilling. The Partnership purchases fuel oil on a spot basis. The Facility Site is approximately five miles from the Port of Albany, New York, a major oil terminal area. In addition, several major oil companies supply No. 2 fuel oil in the Albany area through leased storage or throughput arrangements. Fuel oil is transported to the Facility by truck.

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

          PG&E Energy Trading - Power, an affiliate of JMC Selkirk, is an indirect, wholly owned subsidiary of NEG, and is engaged in buying and selling energy and energy-related products to power marketers, industrials, utilities and municipalities. PG&E Energy Trading - Power trades with United States and Canadian counterparties.

          The NY ISO is a not-for-profit organization that has the objective of facilitating fair and open competition in the wholesale power market and creating an electricity commodity market in which power is purchased and sold on the basis of competitive bidding.

          GE Plastics, a core business of General Electric, manufactures high-performance engineered plastics used in applications such as automobiles, housings for computers and other business equipment. GE Plastics sells worldwide to a diverse customer base consisting mainly of manufacturers.

          PG&E Energy Trading - Gas, an affiliate of JMC Selkirk, is an indirect, wholly owned subsidiary of NEG, and is engaged in buying and selling various fuels to fuel marketers, industrials, utilities and municipalities. PG&E Energy Trading - Gas trades with United States and Canadian counterparties.

          The demand for power in the United States traditionally has been met by utility construction of large-scale electric generation projects under rate-base regulation. PURPA removed certain regulatory constraints relating to the production and sale of electric energy by eligible non-utilities and required electric utilities to buy electricity from various types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. Concurrently, there has been a decline in the construction of large generating plants by electric utilities. In addition to independent power producers, subsidiaries of fuel supply companies, engineering companies, equipment manufacturers and other industrial companies, as well as subsidiaries of regulated utilities, have entered the non-utility power market. The Partnership has a long-term agreement to sell electric generating capacity and energy from the Facility to Con Edison. The Partnership has also executed an Amended and Restated Power Purchase Agreement with Niagara Mohawk, which now provides a hedge on energy costs to Niagara Mohawk while also providing for the Partnership's recovery of capacity and other fixed payments over a term of ten years. Therefore, the Partnership does not expect competitive forces to have a significant effect on this portion of its business. Nevertheless, the Facility will typically be scheduled on an economic basis, which takes into account the variable cost of electricity to be delivered by each unit compared to the variable cost of electricity available to the purchaser from other sources. Accordingly, competitive forces may have some effect on the Facility's dispatch levels. The Partnership cannot, at this time, determine what long-term effect, if any, the impact of such competitive sales will have on the Partnership's financial condition or results of operation. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of the Facility's dispatch levels.

Seasonality

          The Partnership's reliance on its power purchasers' customer and market demand results in the Facility's dispatch being somewhat affected by seasonality. Electric markets typically peak during the warmer summer months due to customer reliance on air conditioning and again during the darker winter months as customers utilize more lighting. In addition, the gas resale market is also somewhat seasonal in nature, with the cold winter months tending to drive up the price of natural gas.

Regulations and Environmental Matters

          The Partnership must sell an aggregate annual average of approximately 80,000 lbs/hr from Unit 1 and Unit 2 combined for use as process steam by General Electric and must satisfy other operating and ownership criteria in order to comply with the requirements for a Qualifying Facility under PURPA. If the Facility were to fail to meet such criteria, the Partnership may become subject to regulation as a subsidiary of a holding company, a public utility company or an electric utility company under PUHCA, the Federal Power Act (the "FPA") and state utility laws. If the Facility loses its Qualifying Facility status, its Power Purchase Agreements will be subject to the jurisdiction of the FERC under the FPA. The Partnership may nevertheless be exempt from regulation under PUHCA if it maintains "exempt wholesale generator" status. In 1994, the Partnership filed with the FERC an Application for Determination of Exempt Wholesale Generator Status, which was granted by the FERC.

          In addition to being a Qualifying Facility, Unit 1, prior to the commencement of operations by Unit 2, was a New York State co-generation facility under the New York Public Service Law and consequently exempt from most regulation otherwise applicable under that law to Unit 1's steam and electric operations. The Partnership has obtained from the NYPSC a declaratory order that the Facility will not be subject to regulation as an electric corporation, steam corporation or gas corporation under the New York Public Service Law, except to the extent necessary to implement safety and environmental regulation. Under certain circumstances, and subject to the conditions set forth in the Indenture, the Partnership may become subject to regulation under the New York Public Service Law as an electric corporation, steam corporation or gas corporation. For example, if the Partnership were to engage in sales of electricity to General Electric at the GE Plant, the Partnership could be deemed an electric corporation.

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

          The 1990 amendments to the Federal Clean Air Act (the "1990 Clean Air Amendments") require a large number of rulemaking and other actions by the United States Environmental Protection Agency (the "EPA" or the "Agency") and the New York State Department of Environmental Conservation (the "DEC"). The DEC has adopted regulations for New York State's (the "State") operating permit program consistent with the requirements of Title V of the 1990 Clean Air Act Amendments and has received interim final approval of the State's program from the EPA. Pursuant to the State's program the Facility is required to obtain a new Title V operating permit, an application for which was submitted to the DEC prior to June 9, 1997.

          On November 6, 2001, the Partnership received from the DEC the Facility's Title V operating permit endorsed by the DEC on November 2, 2001 (the "Title V Permit"). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership's existing air permits, and the Facility's compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit. The DEC has confirmed that the terms and conditions of the Title V Permit are stayed pending a final DEC decision on the appeal. Since November 12, 2001, the Partnership and DEC staff have engaged in negotiations regarding the Title V Permit. At this time, the Partnership cannot assess whether a settlement can be achieved, the likely outcome of the adjudicatory hearing if no settlement is achieved, or the impact on the Facility.

Employees

          The Partnership has no employees. The Project Management Firm provides overall management and administration services to the Partnership pursuant to a Project Administrative Services Agreement. The Project Management Firm provides ten employees at the Facility and support personnel from its Bethesda, Maryland and Boston, Massachusetts offices.

          General Electric through its O&M services component (the "Operator") provides operation and maintenance services for the Facility pursuant to a Second Amended and Restated Operation and Maintenance Agreement between the Partnership and General Electric (the "O&M Agreement"). The Operator has substantial experience in operating and maintaining generating facilities using combustion turbine and combined cycle technology and provides 29 employees to operate the Facility.

ITEM 2. PROPERTIES

          The Facility is located in the Town of Bethlehem, County of Albany, New York, on approximately 15.7 acres of land, which is leased by the Partnership from General Electric. In addition, the Partnership laterally owns an approximately 2.1 mile pipeline that is used for the transportation of natural gas from a point of interconnection with Tennessee's pipeline facilities to the Facility Site. General Electric has granted certain permanent easements for the location of certain of the Unit 1 and Unit 2 interconnection facilities and other structures.

          The Partnership has leased the Facility to the Town of Bethlehem Industrial Development Agency (the "IDA") pursuant to a facility lease agreement. The IDA has leased the Facility back to the Partnership pursuant to a sublease agreement. The IDA's participation exempts the Partnership from certain mortgage recording taxes, certain state and local real property taxes and certain sales and use taxes within New York State.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

          There is no established public market for Funding Corporation's common stock. The ten issued and outstanding shares of common stock of Funding Corporation, $1.00 par value per share, are owned by the Partnership. All of the common equity interests of the Partnership are held by the Partners and, therefore, there is no established public market for the Partnership's common equity interests.

ITEM 6. SELECTED FINANCIAL DATA

          The following tables present a summary of the Partnership's historical financial data and should be read in conjunction with Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included herein. Certain reclassifications have been made to the selected financial data and supplementary financial information set forth below to conform to the current-year presentation.

Statement of Operations Data (in thousands):

                                                                 Year Ended December 31,
                                        ---------------------------------------------------------------------------
                                           2002           2001            2000           1999            1998
                                        -----------    -----------     -----------    -----------    --------------

Operating revenues                        $227,578       $229,725        $234,377       $177,468          $172,739
Cost of revenues                           153,359        154,638         163,406        117,331           119,240
Other operating expenses                     4,252          4,292           4,396          3,401             3,967
                                        -----------    -----------     -----------    -----------    --------------
Operating income                            69,967         70,795          66,575         56,736            49,532
Net interest expense                        32,017         31,911          32,027         32,839            33,211
                                        -----------    -----------     -----------    -----------    --------------
Income before cumulative effect             37,950         38,884          34,548         23,897            16,321
  of a change in accounting
  principle
Cumulative effect of a change
  in accounting principle                      ---          (519)           7,866            ---               ---
                                        -----------    -----------     -----------    -----------    --------------
Net income                                 $37,950        $38,365         $42,414        $23,897           $16,321
                                        ===========    ===========     ===========    ===========    ==============

Balance Sheet Data (in thousands):

                                                                     December 31,
                                     ------------------------------------------------------------------------------
                                        2002            2001             2000            1999             1998
                                     ------------    ------------     ------------    ------------     ------------

Plant and equipment, net                $263,003        $273,913         $285,324        $297,034         $308,999
Total assets                             339,955         347,963          358,942         367,087          373,877
Long-term bonds,
     net of current portion              331,870         349,235          362,764         373,826          381,133
Partners' deficits                      (45,713)        (55,783)         (49,646)        (50,832)         (46,810)

Supplementary Financial Information

         The following is a summary of the quarterly  results of operations  (unaudited)  for the years ended  December 31, 2002,  2001 and 2000 (in thousands).

                                                        Three Months Ended
                                     ----------------------------------------------------------
                                       Mar 31         Jun 30         Sep 30          Dec 31             TOTAL
                                     -----------    -----------    ------------    ------------    ----------------
2002
Operating revenues                      $52,955        $53,424         $58,276         $62,923            $227,578
Gross Profit                             18,702         11,731          21,062          22,724              74,219
Net Income                                9,434          2,702          11,865          13,949              37,950

2001
Operating revenues                      $66,473        $57,677         $53,124         $52,451            $229,725
Gross Profit                             19,565         14,955          19,731          20,836              75,087
Income before cumulative effect
   of a change in accounting
   principle                             10,616          5,860          10,604          11,804              38,884
Cumulative effect of a change
   in accounting principle                  ---            ---           (519)             ---               (519)
Net Income                               10,616          5,860          10,085          11,804              38,365

2000
Operating revenues                      $60,585        $52,270         $56,763         $64,759            $234,377
Gross Profit                             19,820         14,326          19,017          17,808              70,971
Income before cumulative effect
   of a change in accounting
   principle                             10,673          5,119           9,679           9,077              34,548
Cumulative effect of a change
   in accounting principle                7,866            ---             ---             ---               7,866
Net Income                               18,539          5,119           9,679           9,077              42,414

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Statements

           The information in this Annual Report on Form 10-K includes forward-looking statements about the future that are necessarily subject to various risks and uncertainties. Use of words like "anticipate," "estimate," "intend," "project," "plan," "expect," "will," "believe," "could," and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions which the Partnership believes are reasonable and on information currently available to the Partnership. Actual results could differ materially from those contemplated by the forward-looking statements. Although the Partnership believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance or achievements cannot be guaranteed. Although the Partnership is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements include:

Operational Risks

           The Partnership's future results of operation and financial condition will be affected by the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; and fuel deliveries and prices.

Potential Collateral Requirements

           The Partnership's future results of operations and financial condition may be affected if its credit agreement is not renewed or replaced, which would require the Partnership to secure its current letters of credit and any requests for additional assurances with cash collateral.

Accounting and Risk Management

           The Partnership's future results of operation and financial condition may be affected by the effect of new accounting pronouncements; changes in critical accounting policies or estimates; the effectiveness of the Partnership's risk management policies and procedures; the ability of the Partnership's counterparties to satisfy their financial commitments to the Partnership and the impact of counterparties' nonperformance on the Partnership's liquidity position; and heightened rating agency criteria and the impact of changes in the Partnership's credit ratings.

Legislative and Regulatory Matters

           The Partnership's business may be affected by legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries; heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of the Partnership by state and federal agencies; changes in or application of federal, state, and local laws and regulations to which the Partnership is subject; and changes in or application of Canadian laws, regulations, and policies which may impact the Partnership.

Litigation and Environmental Matters

           The Partnership's future results of operation and financial condition may be affected by the effect of compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant; the outcome of future litigation and environmental matters; and the outcome of the negotiations with the DEC regarding the Facility's Title V operating permit as described in "Regulations and Environmental Matters" below.

Overview

           The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units designed to operate independently for electrical generation, but thermally integrated for steam generation. Revenues are derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Sales of natural gas typically occur when a unit is dispatched off-line or at less than full capacity ("Gas Resales"). In addition, sales of natural gas may also occur when the Partnership is able to optimize the long-term gas supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route ("Gas Optimizations"). During the first quarter of 2003, natural gas resale prices and the price of natural gas under the firm gas supply contracts have been higher than prices during the first quarter of 2002. The Partnership can not predict whether such prices will remain above 2002 levels for the balance of 2003.

           The Facility will typically be scheduled on an economic basis, which takes into account the variable cost of electricity to be delivered by each unit compared to the variable cost of electricity available to the purchaser from other sources. At times, a unit will be dispatched off-line to perform scheduled maintenance. Differences in the timing and scope of scheduled maintenance can have a significant impact on revenues and the cost of revenues. The Facility has scheduled four weeks of non-major maintenance outages during 2003.

Relationship with PG&E Corporation and NEG

           In December 2000, and January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG that involved the use or creation of limited liability companies ("LLCs") as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG.

           On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code ("Bankruptcy Code") in the United States Bankruptcy Court for the Northern District of California ("Bankruptcy Court"). Pursuant to the Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Utility and PG&E Corporation have jointly filed a plan of reorganization that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect NEG or any of its subsidiaries. The Managing General Partner believes that NEG and its direct and indirect subsidiaries, including JMC Selkirk, Investors, and the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

           As a result of the sustained downturn in the power industry, NEG and certain of its affiliates have experienced a financial downturn, which caused the major credit rating agencies to downgrade NEG and certain of its affiliates' credit ratings to below investment grade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership. (See "Credit Ratings" below)

           NEG and certain affiliates are currently in default under various debt agreements and guaranteed equity commitments. NEG, its subsidiaries and their lenders are engaged in discussions to restructure NEG's debt obligations and such other commitments. None of JMC Selkirk, Investors or the Partnership are parties to such debt agreements and guaranteed equity commitments or participants in such discussions. NEG and its subsidiaries are continuing to review opportunities to abandon, sell, or transfer certain assets, and have significantly reduced their energy trading operations in an ongoing effort to raise cash and reduce debt, whether through negotiation with lenders or otherwise.

           If the lenders exercise their default remedies or if the financial commitments are not restructured, NEG and the affected affiliates may be compelled to seek protection under or be forced into a proceeding under the U.S. Bankruptcy Code.

           NEG owns an indirect interest in the Partnership, and through its indirect, wholly owned subsidiaries, JMC Selkirk and JMCS I Management, manages the Partnership. The Partnership cannot be certain that an insolvency or bankruptcy involving NEG or any of its subsidiaries would not affect NEG's ownership arrangements with respect to the Partnership or the ability of JMC Selkirk or JMCS I Management to manage the Partnership. The Partnership Agreement provides certain management rights to RCM Selkirk GP in the event that JMC Selkirk were to be included in a bankruptcy involving NEG, including (i) the removal of JMC Selkirk as the managing general partner, (ii) the appointment of itself as the successor managing general partner, and (iii) the termination of the administrative services agreement with JMCS I Management and subsequent appointment of a RCM Selkirk GP affiliate as the project management firm. Enforcement of these rights by RCM Selkirk GP could, however, be delayed or impeded as a result of any bankruptcy proceeding involving JMC Selkirk. Moreover, the bankruptcy of any partner of the Partnership would be an event of default under the Partnership's Credit Agreement. Currently, the Partnership has contingent reimbursement obligations arising under letters of credit issued under this Credit Agreement in the amount of approximately $2.5 million, which the Partnership believes could be secured with cash collateral financed with cash flows from operations. (See "Credit Agreement" below)

           This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Partnership's consolidated financial statements and notes to the consolidated financial statements included herein.

Results of Operations

The following table sets forth operating revenue and related data for the years ended December 31, 2002, 2001 and 2000 (dollars and volumes in millions).

                                                             Year Ended December 31,
                                 ---------------------------------------------------------------------------------
                                          2002                         2001                         2000
                                 ------------------------     -----------------------      -----------------------
                                 Volume         Dollars       Volume        Dollars        Volume        Dollars
                                 ----------     ---------     ----------    ---------      ---------
Dispatch factor:
----------------
  Unit 1                           95.6%                        77.6%                       95.7%
  Unit 2                           88.9%                        92.2%                       87.9%

Capacity factor:
----------------
  Unit 1                           91.7%                        73.2%                       88.6%
  Unit 2                           82.1%                        87.8%                       78.9%

Electric and steam revenues:
----------------------------
  Unit 1 (Kwh)                       641.4         $60.3          510.5        $59.2          617.1         $58.9
  Unit 2 (Kwh)                     1,904.8         145.2        2,046.0        151.3        1,835.8         144.0
  Steam (lbs)                      1,426.1           0.2        1,401.6          ---        1,796.6           2.6
                                                ---------                   ---------                    ---------
Total electric and                                 205.7                       210.5                        205.5
   steam revenues

Fuel revenues:
--------------
  Gas resales (mmbtu)                  3.1          10.7            2.9         15.6            3.6          15.2
  Gas optimizations (mmbtu)            3.0          10.8            0.8          2.9            3.6          11.5
  Peak shaving
    arrangements (mmbtu)               ---           0.4            ---          0.7            0.2           2.1
                                                ---------                   ---------                    ---------
Total fuel revenues                                 21.9                        19.2                         28.8

                                                ---------                   ---------                    ---------
Total operating revenues                          $227.6                      $229.7                       $234.3
                                                =========                   =========                    =========

           The "capacity factor" of Unit 1 and Unit 2 is the amount of energy produced by each Unit in a given time period expressed as a percentage of the total contract capability amount of potential energy production in that time period.

           The "dispatch factor" of Unit 1 and Unit 2 is the number of hours scheduled for electric delivery (regardless of output level) in a given time period expressed as a percentage of the total number of hours in that time period.

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

Overall Results

           Net income was $38.0 million in 2002, a decrease of $0.4 million from 2001.

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

           Operating revenues were $227.6 million in 2002, a decrease of $2.1 million from 2001. This decrease was primarily due to lower Unit 2 electric revenues, partially offset by higher fuel revenues. Unit 2 electric revenues decreased by $6.1 million in 2002 primarily due to lower fuel index pricing in the Con Edison contract price for delivered energy and lower volumes of delivered energy resulting from scheduled major maintenance outages, which occurred in the first (four weeks) and second (six weeks) quarters of 2002. Fuel revenues increased by $2.7 million in 2002 primarily due to higher volumes of gas optimizations, partially offset by lower natural gas resale prices.

Cost of Revenues

           The cost of revenues was $153.4 million in 2002, a decrease of $1.3 million from 2001. This decrease was primarily due to lower fuel and transmission costs; partially offset by higher other operating and maintenance costs. Fuel and transmission costs decreased by $8.8 million in 2002 primarily due to the lower price for natural gas under the firm gas supply contracts, partially offset by higher volumes of gas optimizations. Other operating and maintenance costs increased by $6.1 million in 2002 primarily due to the scheduled major maintenance outages on Unit 2.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

Overall Results

           Net income was $38.4 million in 2001, a decrease of $4.0 million from 2000. This decrease is primarily due to the Partnership recording in 2000 a net gain for the cumulative effect of a change in accounting principle of $7.9 million, partially offset by higher Unit 2 electric revenues in 2001.

           The year ended 2001 included a net loss for the cumulative effect of a change in accounting principle of $0.5 million. The cumulative effect was based on the Partnership's adoption as of July 1, 2001, of Derivative Implementation Group ("DIG") Interpretation No. C10, reflecting the mark-to-market value of certain gas contracts that had previously been accounted for under the accrual basis as normal purchases and sales.

           The year ended 2000 included a net gain for the cumulative effect of a change in accounting principle of $7.9 million. The cumulative effect was based on the Partnership changing its method of accounting for major maintenance and overhaul costs as of January 1, 2000 to expensing the cost of major maintenance and overhauls as incurred. Previously, the estimated cost of major maintenance and overhauls was accrued in advance in a systematic and rational manner over the period between major maintenance and overhauls.

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

           Operating revenues were $229.7 million in 2001, a decrease of $4.6 million from 2000. This decrease is primarily due to lower fuel revenues and lower steam revenues, partially offset by higher Unit 2 electric revenues. Fuel revenues decreased by $9.6 million due to lower volumes of gas optimizations. Steam revenues decreased by $2.6 million primarily due to lower volumes of delivered steam. Unit 2 electric revenues increased by $7.3 million in 2001 primarily due to higher Con Edison capacity payments and higher volumes of delivered energy.

Cost of Revenue

           The cost of revenues was $154.6 million in 2001, a decrease of $8.8 million from 2000. This decrease is primarily due to lower fuel and transmission costs, partially offset by higher other operating and maintenance costs. Fuel and transmission costs decreased by $9.2 million in 2001 primarily due to lower volumes of gas optimizations and lower volumes of gas purchased under the Unit 1 firm gas supply contract resulting from the scheduled major maintenance outage on Unit 1, which occurred the second (seven weeks) quarter of 2001. Other operating and maintenance costs increased by $1.4 million in 2001 primarily due to the scheduled major maintenance outage on Unit 1.

Liquidity and Capital Resources

           Net cash provided by operating activities in 2002 was $47.3 million as compared to $49.6 million in 2001. Net cash provided by operating activities primarily represents net income, adjusted by non-cash expenses and income, plus the net effect of changes within the Partnership's operating assets and liability accounts.

           Net cash used in investing activities in 2002 was $2.1 million as compared to $1.2 million in 2001. Net cash flows used in investing activities primarily represent net additions to plant and equipment.

           Net cash used in financing activities in 2002 was $47.0 million as compared to $47.1 million in 2001. Pursuant to the Partnership's Deposit and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities in 2002 and 2001 primarily represent deposits of monies into the Interest, Principal and Debt Service Reserve Funds, cash distributions to Partners and the semi-annual payments of principal and interest on long-term debt.

           The debt service coverage ratio for 2002 calculated pursuant to the Indenture was 1.75:1.

Credit Ratings

           On October 8, 2002, Moody's stated that in conjunction with the downgrade of NEG, it had placed the Partnership's debt under review for possible downgrade. On October 15, 2002, S&P stated that the recent downgrade of NEG will not have an affect on the rating of the Partnership's debt at this time. S&P's rating of the Partnership's debt is "BBB-". On November 5, 2002, Moody's issued an opinion update changing the rating outlook of the Partnership's debt to "under review for possible downgrade" from "stable" for the Partnership's debt due in 2007 and "negative outlook" for the Partnership's debt due in 2012. Moody's rating of the Partnership's debt is "Baa3". A downgrade of the credit ratings of the Partnership's debt due in 2007 or 2012 by S&P or Moody's (or both) would not be an event of default under any of the Partnership's debt agreements and material project contracts or otherwise result in an adverse change to any material term of such agreements and contracts.

Credit Agreement

           The Partnership has available for its use a credit agreement, as amended ("Credit Agreement"), with a maximum available credit of $7.5 million though August 8, 2003. Outstanding balances bear interest at prime rate plus .375% per annum with principal and interest payable monthly in arrears. The Credit Agreement is available to the Partnership for the purposes of meeting letters of credit requirements under various project contracts and for meeting working capital requirements. Under the Credit Agreement, $2.5 million has been posted to meet letter of credit requirements and $5.0 million is available for working capital purposes. As of December 31, 2002 and 2001, there were no amounts drawn or balances outstanding under either the letters of credit or the working capital arrangement.

           The Partnership does not expect the Credit Agreement to be renewed in August 2003 and is seeking to find a lender to replace the existing Credit Agreement. If the Partnership is unable to replace the existing Credit Agreement, it may be required to secure its current letters of credit and any requests for additional assurances with cash collateral financed with cash flows from operations. The Partnership believes it will have sufficient cash flows from operations to secure its letters of credit and to meet its working capital requirements.

Funds

           In connection with the sale of the Bonds, the Partnership entered into the Deposit and Disbursement Agreement (the "D&D Agreement"), which requires the establishment and maintenance of certain segregated funds (the "Funds") and is administered by Bankers Trust Company, as trustee (the "Trustee"). Pursuant to the D&D Agreement, a number of Funds were established. Some of the Funds have been terminated since the purposes of such Funds were achieved and are no longer required, some Funds are currently active and some Funds activate at future dates upon the occurrence of certain events. The significant Funds that are currently active are the Project Revenue Fund, Major Maintenance Reserve Fund, Interest Fund, Principal Fund, Debt Service Reserve Fund and the Partnership Distribution Fund.

           All Partnership cash receipts and operating cost disbursements flow through the Project Revenue Fund. As determined on the 20th of each month, any monies remaining in the Project Revenue Fund after the payment of operating costs are used to fund the above named Funds based upon the fund hierarchy and in the amounts (each, a "Fund Requirement") established pursuant to the D&D Agreement.

           The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility's machinery and equipment at future dates. The Fund Requirement for the Major Maintenance Reserve Fund is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. At December 31, 2002, the balance in this Fund was $9.4 million compared to $4.1 million at December 31, 2001. During the year ending December 31, 2003, no additional deposits are required to be made into the Fund.

           The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirements for the Interest and Principal Funds are the amounts due and payable on the next semi-annual payment date. On December 26, 2002 and 2001, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, there were no balances remaining in the Interest and Principal Funds at December 31, 2002 and 2001. The June 26, 2003 Interest Fund Requirement will be $15.5 million and the Principal Fund Requirement will be $8.5 million.

           The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of the Bonds outstanding for any six-month period during the succeeding three-year period. At December 31, 2002 and 2001, the balance in the Debt Service Reserve Fund was $26.2 million and $24.3 million, respectively. The June 26, 2003 Fund Requirement will be $28.3 million.

           The Partnership Distribution Fund has the lowest priority in the Fund hierarchy and cash distributions to the Partners from this Fund can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. The Partnership Distribution Fund does not have a Fund Requirement.

           The Partnership believes, based on current conditions and circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs during 2003.

Commitments

           The Partnership has entered into various long-term firm commitments with approximate dollar obligations as follows (in millions).

                                                                                                      2008 and
                                                                                                     ---------
                                              2003        2004       2005       2006       2007      Thereafter
                                              ----        ----       ----       ----       ----      ----------
     Fuel Supply and Transportation
         Agreements                          $56.8       $58.1      $57.6      $58.8      $60.0        $359.4
     Electric Interconnection and
         Transmission Agreements               0.6         0.6        0.6        0.6        0.6           3.7
     Long Term Parts Agreement                 ---         ---        ---        ---        6.9           ---
     Site Lease                                1.0         1.0        1.0        1.0        1.0           6.7
     Water Supply Agreement                    1.0         1.0        1.1        1.1        1.2           6.4
     Payment in Lieu of Taxes                  3.3         3.5        3.7        3.8        3.9          21.0

           Fuel Supply and Transportation Agreements - The Partnership has a firm natural gas supply agreement with Paramount for Unit 1. The agreement has an initial term of 15 years that began November 1, 1992, with an option to extend for an additional four years upon satisfaction of certain conditions.

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

           The Partnership has three firm fuel transportation service agreements for Unit 2, each with a 20-year term commencing November 1, 1994. Under one of these agreements, the Partnership has posted a letter of credit for $2.5 million U.S. dollars and two fuel suppliers, on behalf of the Partnership, have posted letters of credit totaling $8.3 million Canadian dollars. The Partnership is obligated to reimburse the fuel suppliers for all costs related to obtaining and maintaining the letters of credit.

           Electric Interconnection and Transmission Agreements - The Partnership constructed an interconnection facility to interconnect the power output from Unit 1 to Niagara Mohawk's electric transmission system and has transferred title of this interconnection facility to Niagara Mohawk. The Partnership has agreed to reimburse Niagara Mohawk $150.0 thousand annually for the operation and maintenance of the facility. The term of the agreement is 20 years from the commercial operations date of Unit 1 through April 16, 2012, and may be extended if the power purchase agreement with Niagara Mohawk is extended.

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

           Long Term Parts Agreement - The Partnership has a long-term parts agreement with GE International, Inc. to purchase a certain dollar amount (the "Contract Value") of spare parts during the course of the contract. The terms of the agreement are effective through the end of 2007. As of December 31, 2002, approximately $6.9 million of the Contract Value remains outstanding and must be purchased by the end of the agreement.

           Site Lease -The Partnership has an operating lease agreement with General Electric. The amended lease term expires on August 31, 2014, and is renewable for the greater of five years or until termination of any power sales contract, up to a maximum of 20 years. The lease may be terminated by the Partnership under certain circumstances with the appropriate written notice during the initial term.

           Water Supply Agreement - The Partnership has a 20-year take-or-pay water supply agreement with the Town of Bethlehem under which the Partnership is committed to purchase a minimum quantity of water supply annually. The agreement is subject to adjustment for changes in market rates beginning in October 2004.

           Payment in Lieu of Taxes Agreement - In October 1992, the Partnership entered into a PILOT agreement with the Town of Bethlehem Industrial Development Agency ("IDA"), a corporate governmental agency, which exempts the Partnership from certain property taxes. The agreement commenced on January 1, 1993, and will terminate on December 31, 2012. PILOT payments are due semi-annually in equal installments.

           Other Agreements - The Partnership has an operations and maintenance services agreement with GE International, Inc. whereby GE International, Inc. provides certain operation and maintenance services to both Unit 1 and Unit 2 on a cost-plus-fixed-fee basis through October 31, 2007.

Market Risk

           Market risk is the risk that changes in market conditions will adversely affect earnings or cashflow. The Partnership categorizes its market risks as interest rate risk, foreign currency risk, energy commodity price risk and credit risk. Immediately below are detailed descriptions of the market risks and explanations as to how each of these risks are managed.

Interest Rate Risk

           Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cashflows. The Partnership's cash and restricted cash are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cashflows as a result of assumed changes in market interest rates. A 10% decrease in 2002 interest rates would be immaterial to the Partnership's consolidated financial statements.

The Partnership's Bonds have fixed interest rates. Changes in the current market rates for the Bonds would not result in a change in interest expense due to the fixed coupon rate of the Bonds.

Foreign Currency Risk

           Foreign currency risk is the risk of changes in value of pending financial obligations in foreign currencies in relation to the U.S. dollar. The Partnership uses currency swap agreements to partially hedge foreign currency exposure under fuel transportation agreements that are denominated in Canadian dollars. In the event a counterparty fails to meet the terms of the currency swap agreements, the Partnership would be exposed to the risk that fluctuating currency exchange rates may adversely impact its financial results.

           The Partnership uses sensitivity analysis to measure its foreign currency exchange rate exposure not covered by the currency swap agreements. Based upon a sensitivity analysis at December 31, 2002, a 10 % devaluation of the U.S. Dollar in relation to the Canadian dollar would be immaterial to the Partnership's consolidated financial statements.

Energy Commodity Price Risk

           The Partnership seeks to reduce its exposure to market risk associated with energy commodities such as electric power and natural gas through the use of long-term purchase and sale contracts. As part of its fuel management activities, the Partnership also enters into agreements to resell its firm natural gas supply volumes, when it is feasible to do so, at favorable prices relative to the cost of contract volumes and the cost of substitute fuels. To the extent the Partnership has open positions, it is exposed to the risk that fluctuating market prices may adversely impact its financial results.

Credit Risk

           Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations (these obligations are reflected as Accounts receivable and Due from affiliates on the consolidated balance sheets). The Partnership primarily conducts business with customers in the energy industry, such as investor-owned utilities, energy trading companies, financial institutions, gas production companies and gas transportation companies located in the United States and Canada. This concentration of counterparties may impact the Partnership's overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses in accordance with established credit approval practices and limits by dealing primarily with counterparties it considers to be of investment grade.

           As of December 31, 2002, the Partnership's credit risk is primarily concentrated with the following customers: Con Edison, Niagara Mohawk and the NY ISO, all of whom are considered to be of investment grade. The parent company of three of the Partnership's customers, all of whom are related parties, PG&E Energy Trading - Gas, PG&E Energy Trading - Canada Corporation ("PG&E Energy Trading - Canada") and PG&E Energy Trading - Power, is considered to be below investment grade. As of December 31, 2002, the Partnership's net credit exposure to PG&E Energy Trading - Gas was $160.0 thousand and PG&E Energy Trading - Canada was $21.0 thousand.

Critical Accounting Policies

           The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amount of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these estimates and assumptions are considered to be Critical Accounting Policies, due to their complexity, subjectivity, and uncertainty, along with their relevance to the financial performance of the Partnership. Actual results may differ substantially from these estimates. These policies and their key characteristics are outlined below.

           The Partnership adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133), on January 1, 2001. SFAS No. 133 requires the Partnership to recognize all derivatives, as defined in the statement, on the consolidated balance sheets at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. Derivatives are classified as asset for derivative contracts and liability for derivative contracts on the consolidated balance sheets (see Note 2 to the Consolidated Financial Statements - Accounting for Derivative Contracts).

Accounting Principles Issued But Not Yet Adopted

           In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligations. The Partnership will adopt this statement effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon adoption, the cumulative effect of applying this statement will be recognized as a change in accounting principle in the consolidated statements of operations. The Partnership is currently evaluating the impact of applying this statement. Based on its current evaluation, the Partnership estimates asset retirement obligations to be up to approximately $66.0 thousand. The cumulative effect of a change in accounting principle from unrecognized accretion and depreciation expense is estimated to be a loss of up to approximately $43.0 thousand.

           In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit and deposal activities initiated after December 31, 2002. In November 2002, the FASB issued Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. In January 2003, the FASB Issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after June 15, 2003. The Partnership does not expect that implementation of this statement and interpretations will have a significant impact on its consolidated financial statements.

Legal Matters

           The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership's consolidated financial position or results of operations. See Part I, Item 3 of this Report for further discussion of significant pending litigation.

Regulations and Environmental Matters

           On November 6, 2001, the Partnership received from the DEC the Facility's Title V operating permit endorsed by the DEC on November 2, 2001 (the "Title V Permit"). The Title V Permit as received by the Partnership contains conditions that conflict with the Partnership's existing air permits, and the Facility's compliance with these conditions under certain operating circumstances would be problematic. Further, the Partnership believes that certain of the conditions contained in the Title V Permit are inconsistent with the laws and regulations underlying the Title V program and Title V operating permits issued by the DEC to comparable electric generating facilities in New York. By letter dated November 12, 2001, the Partnership has filed with the DEC a request for an adjudicatory hearing to address and resolve the issues presented by the Title V Permit, and the terms and conditions of the Title V Permit will be stayed pending a final DEC decision on the appeal. At this time it is too early for the Partnership to assess the likely outcome of the adjudicatory hearing and the impact on the Facility.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

            The Partnership is exposed to market risk from changes in interest rates, foreign currency exchange rates, energy commodity prices and credit risk, which could affect its future results of operations and financial condition. The Partnership manages its exposure to these risks through its regular operating and financing activities. (See "Market Risk", included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations above.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The financial statements and supplementary data required by this item are presented under Item 15 and are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE FUNDING
CORPORATION AND THE MANAGING GENERAL PARTNER

            The Managing General Partner is authorized to manage the day to day business and affairs of the Partnership and to take actions which bind the Partnership, subject to certain limitations set forth in the Partnership Agreement. The Managing General Partner has a Board of Directors consisting of three persons elected by its sole stockholder, JMC Selkirk Holdings, Inc. ("Holdings"), a direct subsidiary of Beale. Pursuant to a board representation agreement with Aquila ECG, Holdings may elect at least four members, and Aquila ECG has the right, at its option, to designate a fifth member of the Board of Directors of the Managing General Partner.

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

         Selkirk Cogen Funding Corporation:
         ----------------------------------

               Name                            Age                     Position
               ----                            ---                     --------
         P. Chrisman Iribe..................   52             President and Director
         Thomas E. Legro....................   51             Vice President, Controller, Chief
                                                                Accounting Officer and Director
         Sanford L. Hartman.................   49             Secretary and Director

         Managing General Partner:
         -------------------------

                  Name                         Age                     Position
                  ----                         ---                     --------
         P. Chrisman Iribe..................   52             President and Director
         Thomas E. Legro....................   51             Vice President, Controller, Chief
                                                               Accounting Officer and Director
         Sanford L. Hartman.................   49             Secretary and Director

            P. Chrisman Iribe is President and Chief Operating Officer of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since it was formed in 1989. Prior to joining PG&E National Energy Group Company, Mr. Iribe was senior vice president for planning, state relations and public affairs with ANR Pipeline Company, a natural gas pipeline company and a subsidiary of the Coastal Corporation. Mr. Iribe has been President of both the Funding Corporation and the Managing General Partner since 1998. Mr. Iribe has been a Director of the Funding Corporation since 1996 and a Director of the Managing General Partner since 1995.

            Thomas E. Legro is Vice President and Controller of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since July 2001. From January 1994 to June 2001, Mr. Legro was Vice President and Controller of Edison Mission Energy. Mr. Legro was elected Vice President and Controller of both the Funding Corporation and the Managing General Partner on April 1, 2002. Mr. Legro was elected Chief Accounting Officer and Director of both the Funding Corporation and the Managing General Partner on February 1, 2003.

            Sanford L. Hartman is Vice President, Chief Counsel and Secretary of PG&E National Energy Group Company, an affiliate of the Partnership, and has been with PG&E National Energy Group Company since 1990. Prior to joining PG&E National Energy Group Company, Mr. Hartman was counsel to Long Lake Energy Corporation, an independent power producer with headquarters in New York City, and was an attorney with the Washington, D.C. law firm of Bishop, Cook, Purcell & Reynolds. Mr. Hartman has been a Director of both the Funding Corporation and the Managing General Partner since 1999. Mr. Hartman was elected Secretary of both the Funding Corporation and the Managing General Partner on October 11, 2002.

General Partners' Representatives of the Management Committee

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

ITEM 11. EXECUTIVE AND BOARD COMPENSATION AND BENEFITS

            No cash compensation or non-cash compensation was paid in any prior year or during the year ended December 31, 2002 to any of the officers, directors and representatives referred to under Item 10 above for their services to the Funding Corporation, the Managing General Partner or the Partnership. Overall management and administrative services for the Partnership are being performed by the Project Management Firm at agreed-upon billing rates, which are adjusted quadrennially, if necessary, pursuant to the Administrative Services Agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The Partnership is a limited partnership wholly owned by its Partners. The following information is given with respect to the Partners of the Partnership:

                                                                  Nature
                           Name and Address                   of Beneficial             Percentage
Title of Class             of Beneficial Owner                Ownership (1)             Interest (2)
--------------             -------------------                -------------             ------------

Partnership Interest       JMC Selkirk, Inc. (3)              Managing General          (i)  2.0417%
                           7600 Wisconsin Avenue              Partner and              (ii) 22.4000%
                           (Mailing Address: 7500 Old         Limited Partner         (iii) 18.1440%
                             Georgetown Road)
                           Bethesda, Maryland 20814

Partnership Interest       PentaGen Investors, L.P. (3)(4)    Limited Partner           (i)  5.2502%
                           7600 Wisconsin Avenue                                       (ii) 57.6000%
                           (Mailing Address: 7500 Old                                 (iii) 46.6560%
                             Georgetown Road)
                           Bethesda, Maryland 20814

Partnership Interest       RCM Selkirk GP, Inc. (5)           General Partner          (i)   1.0000%
                           4400 Post Oak Parkway Ste. 1400                           (iii)    .2211%
                           Houston, Texas 77027

Partnership Interest       RCM Selkirk LP, Inc. (5)           Limited Partner          (i)  78.1557%
                           4400 Post Oak Parkway Ste. 1400                           (iii)  17.2789%
                           Houston, Texas 77027

Partnership interest       Aquila Selkirk, Inc.* (6) Limited Partner                   (i)  13.5523%
                           20 West Ninth Street.                                      (ii)  20.0000%
                           Kansas City, Missouri 64105                               (iii)  17.7000%

*    Formerly EI Selkirk, Inc.

(1) None of the persons listed has the right to acquire beneficial ownership of securities as specified in Rule 13d-3(d) under the Exchange Act. Each of the persons listed has sole voting power and sole investment power with respect to the beneficial ownership interests described, subject to certain partnership interest pledge agreements made in favor of the Funding Corporation's and the Partnership's lenders.

(2) Percentages indicate the interest of (i) each of the Partners in certain priority distributions of available cash of the Partnership, up to fixed semi-annual amounts (the "Level I Distributions"), (ii) JMC Selkirk, Investors and Aquila Selkirk in 99% of distributions of the remaining available cash of the Partnership; and (iii) each of the Partners in the residual tier of interests in cash distributions after the initial 18-year period following the completion of Unit 2 (or, if later, the date when all Level I Distributions have been paid).

(3) Beale is the indirect beneficial owner of JMC Selkirk and a 50% indirect beneficial owner of Investors. The capital stock of Beale is held by PG&E Generating Power (89.1%) and Cogentrix (10.9%). NEG is the indirect beneficial owner of PG&E Generating Power. Cogentrix is beneficially owned by Cogentrix Energy, Inc.

(4) ArcLight Energy Partners Fund I, L.P., a private equity fund focused on the electric power sector, is a 50% indirect beneficial owner of Investors.

(5) RCM Selkirk GP is beneficially owned by Robert C. McNair (88.3%) and members of his family (11.7%). RCM Selkirk LP is beneficially owned by Robert C. McNair. Mr. McNair has voting control of each of RCM Selkirk GP and RCM Selkirk LP.

(6) Aquila Merchant Services, Inc. is the indirect beneficial owner of Aquila Selkirk.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          JMCS I Management, an indirect, wholly owned subsidiary of NEG, provides management and administrative services for the Partnership under the Administrative Services Agreement. All of the directors of the Managing General Partner and the Funding Corporation listed in Item 10 of this Report are also directors or officers, as the case may be, of JMCS I Management. See Note 9 to the Consolidated Financial Statements for a discussion of the Partnership's related party transactions.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

           Based on an evaluation of the Partnership's disclosure controls and procedures conducted on February 6, 2003, the principal executive officers and principal financial officers of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., and Selkirk Cogen Funding Corporation have concluded that such controls and procedures effectively ensure that information required to be disclosed by the Partnership in reports the Partnership files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms.

Changes in Internal Controls

           There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15. FINANCIAL STATEMENTS, EXHIBITS AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The following financial statements are filed as part of this Report:

           Independent Auditors' Report for the years ended December 31, 2002,
            2001 and 2000.......................................................  F-1

           Consolidated Balance Sheets as of December 31, 2002 and 2001.........  F-2

           Consolidated Statements of Operations for the years ended
            December 31, 2002, 2001 and 2000....................................  F-3

           Consolidated Statements of Changes in Partners' Deficits for the
            years ended December 31, 2002, 2001 and 2000........................  F-4

           Consolidated Statements of Cash Flows for the years ended
            December 31, 2002, 2001 and 2000....................................  F-5

           Notes to Consolidated Financial Statements...........................  F-6

     2.  Exhibits

         The exhibits listed on the accompanying Index to Exhibits are filed as part of this Report.

(b)      Reports on Form 8-K

         Not applicable.

INDEPENDENT AUDITORS' REPORT

To the Partners of
      Selkirk Cogen Partners, L.P.:

We have audited the accompanying consolidated balance sheets of Selkirk Cogen Partners, L.P. (a Delaware limited partnership) and its subsidiary (collectively, the “Partnership”) as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in partners’ deficits, and cash flows for each of the three years in the period ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

See Note 1 to the consolidated financial statements for discussion of the financial difficulties of PG&E National Energy Group, Inc. and certain affiliates.

As discussed in Note 2 to the consolidated financial statements, during 2001 the Partnership adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivatives and Hedging Activities”, and certain interpretations issued by the Derivatives Implementation Group. Also as discussed in Note 2 to the consolidated financial statements, in 2000 the Partnership changed its method of accounting for major maintenance and overhaul costs.

/s/ DELOITTE & TOUCHE LLP
McLean, Virginia
February 24, 2003

SELKIRK COGEN PARTNERS, L.P.

 CONSOLIDATED BALANCE SHEETS
 DECEMBER 31, 2002 AND 2001
 (In Thousands)
-------------------------------------------------------------------------------------------------------------------------
                                                                                    2002                      2001
                                                                              ------------------         ----------------
 ASSETS

 CURRENT ASSETS:
     Cash and cash equivalents                                                $           2,716             $      4,546
     Restricted funds                                                                     4,399                    7,699
     Accounts receivable, net of allowance of $0 and $32
          in 2002 and 2001, respectively                                                 20,116                   17,789
     Due from affiliates                                                                  1,757                    1,127
     Fuel inventory and supplies                                                          6,436                   10,228
     Other current assets                                                                   616                      511
      Asset for derivative contracts                                                        ---                      446
                                                                              ------------------         ----------------
                Total current assets                                                     36,040                   42,346
                                                                              ------------------         ----------------

 PLANT AND EQUIPMENT:
     Plant and equipment, at cost                                                       374,906                  373,476
     Less: Accumulated depreciation                                                     111,903                   99,563
                                                                              ------------------         ----------------
                Plant and equipment, net                                                263,003                  273,913
                                                                              ------------------         ----------------

 LONG-TERM RESTRICTED FUNDS                                                              34,600                   24,314

 DEFERRED FINANCING CHARGES, net of accumulated
      amortization of $9,979 and $8,901 in 2002 and 2001, respectively                    6,312                    7,390
                                                                              ------------------         ----------------
 TOTAL ASSETS                                                                  $        339,955          $       347,963
                                                                              ==================         ================

 LIABILITIES AND PARTNERS' DEFICITS

 CURRENT LIABILITIES:
     Accounts payable                                                          $             71          $         1,729
     Accrued fuel expenses                                                               10,953                    8,689
     Accrued property taxes                                                               3,300                    2,296
     Accrued operating and maintenance expenses                                           1,539                    1,262
     Other accrued expenses                                                               3,043                    4,530
     Due to affiliates                                                                    1,821                    2,008
     Current portion of long-term bonds                                                  17,365                   13,529
     Current portion of liability for derivative contracts                                2,586                    3,688
                                                                              ------------------         ----------------
                Total current liabilities                                                40,678                   37,731

 LONG-TERM LIABILITIES:
     Deferred revenue                                                                     3,890                    4,597
     Other long-term liabilities                                                          6,691                    7,070
     Long-term bonds - net of current portion                                           331,870                  349,235
     Liability for derivative contracts - net of current portion                          2,539                    5,113
                                                                              ------------------         ----------------
                Total liabilities                                                       385,668                  403,746
                                                                              ------------------         ----------------

 COMMITMENTS AND CONTINGENCIES

 PARTNERS' DEFICITS:
     General partners' deficits                                                           (403)                    (458)
     Limited partners' deficits                                                        (40,185)                 (46,524)
     Accumulated other comprehensive loss                                               (5,125)                  (8,801)
                                                                              ------------------         ----------------
                Total partners' deficits                                               (45,713)                 (55,783)
                                                                              ------------------         ----------------
 TOTAL LIABILITIES AND PARTNERS' DEFICITS                                     $         339,955          $       347,963
                                                                              ==================         ================
The accompanying notes are an integral part of these consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)
---------------------------------------------------------------------------------------------------------------------------
                                                                  2002                2001               2000
                                                             ---------------     ---------------    ----------------
OPERATING REVENUES:
     Electric and steam revenues                                $   205,720         $   210,504         $   205,539
     Fuel revenues                                                   21,858              19,221              28,838
                                                             --------------      --------------    ----------------

              Total operating revenues                              227,578             229,725             234,377
                                                             ---------------     ---------------    ----------------

COST OF REVENUES:
     Fuel and transmission costs                                    116,250             125,055             134,272
     Unrealized (gain) / loss on derivative                             446               (965)                 ---
     contracts
     Other operating and maintenance                                 24,120              18,065              16,666
     Depreciation                                                    12,543              12,483              12,468
                                                             ---------------     ---------------    ----------------
              Total cost of revenues                                153,359             154,638             163,406
                                                             ---------------     ---------------    ----------------
GROSS PROFIT                                                         74,219              75,087              70,971
                                                             ---------------     ---------------    ----------------

OTHER OPERATING EXPENSES:
     Administrative services, affiliates                              1,508               1,898               2,244
     Other general and administrative                                 2,744               2,394               2,152
                                                             ---------------     ---------------    ----------------
              Total other operating expenses                          4,252               4,292               4,396
                                                             ---------------     ---------------    ----------------

OPERATING INCOME                                                     69,967              70,795              66,575
                                                             ---------------     ---------------    ----------------

INTEREST (INCOME) EXPENSE:
     Interest income                                                  (890)             (2,015)             (3,176)
     Interest expense                                                32,907              33,926              35,203
                                                             ---------------     ---------------    ----------------
              Total interest expense, net                            32,017              31,911              32,027
                                                             ---------------     ---------------    ----------------

INCOME BEFORE CUMULATIVE EFFECT OF A
     CHANGE IN ACCOUNTING PRINCIPLE                                  37,950              38,884              34,548

CUMULATIVE EFFECT OF A CHANGE IN                                        ---               (519)               7,866
      ACCOUNTING PRINCIPLE                                   ---------------     ---------------    ----------------

NET INCOME                                                      $    37,950         $    38,365         $    42,414
                                                             ===============     ===============    ================

NET INCOME ALLOCATION:
     General partners                                            $      380          $      385          $      425
     Limited partners                                                37,570              37,980              41,989
                                                             ---------------     ---------------    ----------------
     TOTAL                                                      $    37,950         $    38,365         $    42,414
                                                             ===============     ===============    ================

The accompanying notes are an integral part of these consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CHANGES IN PARTNERS' DEFICITS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)
---------------------------------------------------------------------------------------------------------------------------

                                                                                           Accumulated
                                                                                              Other             Total
                                                       General            Limited         Comprehensive       Partners'
                                                      Partners           Partners         Income (Loss)        Deficits
                                                   ----------------    --------------    ----------------   ---------------

BALANCE, JANUARY 1, 2000                               $     (497)       $  (50,335)          $      ---      $   (50,832)
           Net income                                          425            41,989                 ---            42,414
                                                   ----------------    --------------    ----------------   ---------------
     Comprehensive Income                                      425            41,989                 ---            42,414
                                                   ----------------    --------------    ----------------   ---------------

     Capital distributions                                   (413)          (40,815)                 ---          (41,228)
                                                   ----------------    --------------    ----------------   ---------------

BALANCE, DECEMBER 31, 2000                                   (485)          (49,161)                 ---          (49,646)
           Net income                                          385            37,980                 ---            38,365
           Other comprehensive income (loss)                   ---               ---             (8,801)           (8,801)
                                                   ----------------    --------------    ----------------   ---------------
     Comprehensive Income                                      385            37,980             (8,801)            29,564
                                                   ----------------    --------------    ----------------   ---------------
     Capital distributions                                   (358)          (35,343)                 ---          (35,701)
                                                   ----------------    --------------    ----------------   ---------------

BALANCE, DECEMBER 31, 2001                                   (458)          (46,524)             (8,801)          (55,783)
           Net income                                          380            37,570                 ---            37,950
           Other comprehensive income (loss)                   ---               ---               3,676             3,676
                                                   ----------------    --------------    ----------------   ---------------
     Comprehensive Income                                      380            37,570               3,676            41,626
                                                   ----------------    --------------    ----------------   ---------------
     Capital distributions                                   (325)          (31,231)                 ---          (31,556)
                                                   ----------------    --------------    ----------------   ---------------
BALANCE, DECEMBER 31, 2002                               $   (403)       $  (40,185)        $    (5,125)       $  (45,713)
                                                   ================    ==============    ================   ===============

The accompanying notes are an integral part of these consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
(In Thousands)

                                                                          2002             2001              2000
                                                                      --------------   --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income                                                           $   37,950       $   38,365        $   42,414
    Adjustments to reconcile net income to net cash
      provided by operating activities:
      Cumulative effect of a change in accounting principle                     ---              519           (7,866)
      Depreciation and amortization                                          13,621           13,595            13,596
      Loss on disposal of equipment                                             504               92                17
      Unrealized (gain) / loss on derivative contracts                          446            (965)               ---
      Deferred revenue                                                        (707)            (707)             (677)
      Increase (decrease) in cash resulting from a change in:
        Restricted funds                                                    (5,071)            (856)             6,205
        Accounts receivable                                                 (2,327)            2,308           (4,592)
        Due from affiliates                                                   (630)            2,755           (3,455)
        Fuel inventory and supplies                                           3,792          (3,535)               138
        Other current assets                                                  (105)             (75)             (241)
        Accounts payable                                                    (1,658)            1,680           (2,077)
        Accrued fuel expenses                                                 2,264          (6,479)             7,070
        Accrued property taxes                                                1,004            (954)               550
        Accrued operating and maintenance expenses                              277            (111)               470
        Other accrued expenses                                              (1,487)            2,797               320
        Due to affiliates                                                     (187)            1,373               166
        Other long-term liabilities                                           (379)            (180)                20
                                                                      --------------   --------------    --------------
                   Net cash provided by operating activities                 47,307           49,622            52,058
                                                                      --------------   --------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Plant and equipment additions                                          (2,137)          (1,174)             (775)
     Proceeds from disposal of plant and equipment                              ---               10               ---
                                                                      --------------   --------------    --------------
                   Net cash used in investing activities                    (2,137)          (1,164)             (775)
                                                                      --------------   --------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Restricted funds                                                       (1,915)            (336)           (1,293)
     Distributions to partners                                             (31,556)         (35,701)          (41,228)
     Repayment of long-term debt                                           (13,529)         (11,062)           (7,307)
                                                                      --------------   --------------    --------------
                   Net cash used in financing activities                   (47,000)         (47,099)          (49,828)
                                                                      --------------   --------------    --------------

NET INCREASE (DECREASE) IN CASH AND
    CASH EQUIVALENTS                                                        (1,830)            1,359             1,455
                                                                      --------------   --------------    --------------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF YEAR                                                         4,546            3,187             1,732
                                                                      --------------   --------------    --------------

CASH AND CASH EQUIVALENTS,                                            $       2,716     $      4,546     $       3,187
    END OF YEAR                                                       ==============   ==============    ==============

SUPPLEMENTAL CASH FLOW INFORMATION:
      Cash paid for interest                                          $      31,842     $     32,825     $      34,082
                                                                      ==============   ==============    ==============

The accompanying notes are an integral part of these consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

-----------------------------------------------------------------------------------------------------

1.   ORGANIZATION AND OPERATION

Selkirk Cogen Partners, L.P. was organized on December 15, 1989 as a Delaware limited partnership. Selkirk Cogen Funding Corporation (the “Funding Corporation”), a wholly owned subsidiary of Selkirk Cogen Partners, L.P. (collectively, “the Partnership”), was organized for the sole purpose of facilitating financing activities of the Partnership and has no other operating activities (Note 5). The obligations of the Funding Corporation with respect to the bonds are unconditionally guaranteed by the Partnership.

The managing general partner of the Partnership is JMC Selkirk, Inc. (“JMC Selkirk” or the “Managing General Partner”). The other general partner of the Partnership (together with JMC Selkirk, the “General Partners”) is RCM Selkirk GP, Inc. (“RCM Selkirk GP”). The limited partners of the Partnership (the “Limited Partners,” and together with the General Partners, the “Partners”) are JMC Selkirk, PentaGen Investors, L.P. (“Investors”), Aquila Selkirk, Inc. (“Aquila Selkirk”, formerly EI Selkirk, Inc.) and RCM Selkirk, LP, Inc. (“RCM Selkirk LP”).

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

JMC Selkirk is an indirect, wholly owned subsidiary of Beale Generating Company (“Beale”), which is jointly owned by Cogentrix Eastern America, Inc. (10.9% interest) and PG&E Generating Power Group, LLC (89.1% interest), a direct, wholly owned subsidiary of PG&E Generating Company, LLC, an indirect, wholly owned subsidiary of PG&E National Energy Group, Inc. (“NEG”). NEG is an indirect, wholly owned subsidiary of PG&E Corporation, the parent company of Pacific Gas and Electric Company (the “Utility”).

The Partnership was formed for the purpose of constructing, owning and operating a natural gas-fired, combined-cycle cogeneration facility located on General Electric Company’s (“General Electric”) property in Bethlehem, New York (the “Facility”). The Partnership has long-term contracts for the sale of electric capacity and energy produced by the Facility with Niagara Mohawk Power Corporation (“Niagara Mohawk”) and Consolidated Edison Company of New York, Inc. (“Con Edison”) and steam produced by the Facility with GE Plastics, a core business of General Electric Company (“General Electric”). The Facility consists of one unit (“Unit 1”) with an electric generating capacity of approximately 79.9 megawatts (“MW”) and a second unit (“Unit 2”) with an electric generating capacity of approximately 265 MW. Unit 1 commenced commercial operations on April 17, 1992, and Unit 2 commenced commercial operations on September 1, 1994. Both units are fueled by natural gas purchased principally from Canadian suppliers (Note 8). Unit 1 and Unit 2 have been designed to operate independently for electrical generation, while thermally integrated for steam generation, thereby optimizing efficiencies in the combined performance of the Facility.

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

Relationship with PG&E Corporation and NEG - In December 2000, and January and February 2001, PG&E Corporation and NEG completed a corporate restructuring of NEG that involved the use or creation of limited liability companies (“LLCs”) as intermediate owners between a parent company and its subsidiaries. One of these LLCs is PG&E National Energy Group, LLC, which owns 100% of the stock of NEG.

On April 6, 2001, the Utility filed a voluntary petition for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (“Bankruptcy Code”) in the United States Bankruptcy Court for the Northern District of California (“Bankruptcy Court”). Pursuant to the Bankruptcy Code, the Utility retains control of its assets and is authorized to operate its business as a debtor-in-possession while being subject to the jurisdiction of the Bankruptcy Court. The Utility and PG&E Corporation jointly filed a plan of reorganization with the Bankruptcy Court that entails separating the Utility into four distinct businesses. The proposed plan of reorganization does not directly affect NEG or any of its subsidiaries. The Managing General Partner believes that NEG and its direct and indirect subsidiaries, including JMC Selkirk, Investors, and the Partnership, would not be substantively consolidated with PG&E Corporation in any insolvency or bankruptcy proceeding involving PG&E Corporation or the Utility.

As a result of the sustained downturn in the power industry, NEG and certain of its affiliates have experienced a financial downturn, which caused the major credit rating agencies to downgrade NEG and certain of its affiliates’ credit ratings to below investment grade. The credit rating agency action has had no material impact on the financial condition or results of operations of the Partnership.

On October 8, 2002, Moody’s Investor Services (“Moody’s”) stated that in conjunction with the downgrade of NEG it had placed the Partnership’s debt under review for possible downgrade. On October 15, 2002, Standard and Poor’s (“S&P”) stated that the recent downgrade of NEG will not have an affect on the rating of the Partnership’s debt at this time. S&P’s rating of the Partnership’s debt is “BBB-". On November 5, 2002, Moody’s issued an opinion update changing the rating outlook of the Partnership’s debt to “under review for possible downgrade” from “stable” for the Partnership’s debt due in 2007 and “negative outlook” for the Partnership’s debt due in 2012. Moody’s rating of the Partnership’s debt is “Baa3". A downgrade of the credit ratings of the Partnership’s debt due in 2007 or 2012 by S&P or Moody’s (or both) would not be an event of default under any of the Partnership’s debt agreements and material project contracts or otherwise result in an adverse change to any material term of such agreements and contracts.

NEG and certain affiliates are currently in default under various debt agreements and guaranteed equity commitments. NEG, its subsidiaries and their lenders are engaged in discussions to restructure NEG’s debt obligations and such other commitments. None of JMC Selkirk, Investors or the Partnership are parties to such debt agreements and guaranteed equity commitments or participants in such discussions. NEG and its subsidiaries are continuing to review opportunities to abandon, sell, or transfer certain assets, and have significantly reduced their energy trading operations in an ongoing effort to raise cash and reduce debt, whether through negotiation with lenders or otherwise.

If the lenders exercise their default remedies or if the financial commitments are not restructured, NEG and the affected affiliates may be compelled to seek protection under or be forced into a proceeding under the U.S. Bankruptcy Code.

NEG owns an indirect interest in the Partnership, and through its indirect, wholly owned subsidiaries, JMC Selkirk and JMCS I Management, manages the Partnership. The Partnership cannot be certain that an insolvency or bankruptcy involving NEG or any of its subsidiaries would not affect NEG’s ownership arrangements with respect to the Partnership or the ability of JMC Selkirk or JMCS I Management to manage the Partnership. The Partnership Agreement provides certain management rights to RCM Selkirk GP in the event that JMC Selkirk were to be included in a bankruptcy involving NEG, including (i) the removal of JMC Selkirk as the managing general partner, (ii) the appointment of itself as the successor managing general partner, and (iii) the termination of the administrative services agreement with JMCS I Management and subsequent appointment of a RCM Selkirk GP affiliate as the project management firm. Enforcement of these rights by RCM Selkirk GP could, however, be delayed or impeded as a result of any bankruptcy proceeding involving JMC Selkirk. Moreover, the bankruptcy of any partner of the Partnership would be an event of default under the Partnership’s Credit Agreement. Currently, the Partnership has contingent reimbursement obligations arising under letters of credit issued under this Credit Agreement in the amount of approximately $2.5 million, which the Partnership believes could be secured with cash collateral financed with cash flows from operations (Note 5).

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

Accounting for Derivative Contracts - The Partnership adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133), on January 1, 2001. SFAS No. 133 requires the Partnership to recognize all derivatives, as defined in the statement, on the consolidated balance sheets at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. Derivatives are classified as asset for derivative contracts and liability for derivative contracts on the consolidated balance sheets.

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

DIG Issue C15 changed the definition of normal purchases and sales for certain power contracts. The Partnership determined that all of its power contracts continue to qualify for the normal purchases and sales exemption. DIG Issue C16 disallowed normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. The Partnership determined that one of its long-term fuel contracts failed to continue qualifying for the normal purchase exemption under the requirements of DIG Issue C16.  However, because the long-term fuel contract has market based pricing, the Partnership currently estimates its fair value to always be zero, resulting in no impact to the Partnership’s consolidated financial statements.

DIG Issue C10 disallowed normal purchases and sales treatment for commodity contracts (other than power contracts) that contain volumetric variability or optionality. The Partnership determined that certain of its gas contracts no longer qualify for normal purchases and sales treatment under this interpretation. Beginning July 1, 2001, these contracts were required to be recorded on the balance sheet at fair value and marked-to-market through earnings. The cumulative effect of this change in accounting principle was the recording of a loss totaling approximately $519,000 on July 1, 2001. Changes in the fair value of these contracts are recorded on the consolidated statements of operations as an unrealized gain or loss on derivative contracts (Note 3).

The transition adjustment to implement SFAS No. 133 on January 1, 2001, was a negative adjustment of approximately $8,968,000 to other comprehensive income, a component of partners’ equity and had no affect on net income. The Partnership has two foreign currency exchange contracts to hedge against fluctuations of fuel transportation costs, which are denominated in Canadian dollars. The fair value of these contracts is recorded on the consolidated balance sheets as a liability for derivative contracts (Note 3).

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

Fuel Inventory and Supplies - Inventories are stated at the lower of cost or market. Costs for materials, supplies and fuel oil inventories are determined on an average cost method. As of December 31, 2002 and 2001, fuel inventory and supplies consisted mainly of spare parts.

In 2001, the Partnership purchased spare parts with a value of approximately $5,284,000 from an unrelated third party. In consideration for the purchase of the spare parts, the Partnership exchanged cash and spare parts previously included in inventory. The cash and fair value of the spare parts exchanged were equivalent to the fair value of the spare parts received, and as such, no gain or loss was recorded.

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

                Cogeneration            30 years
                Computer Systems        3 to 7
                Office Equipment        5

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

Revenue Recognition - Revenues from the sale of electricity and steam are recorded based on monthly output delivered as specified under contractual terms. Revenues from the sale of gas are recorded in the month sold. All revenues are recorded in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended.

Deferred Revenues - The net cash receipts and restructuring costs resulting from the execution of the Amended and Restated Niagara Mohawk Power Purchase Agreement are deferred and are amortized over the term of the Amended and Restated Niagara Mohawk Power Purchase Agreement (Note 8).

Accumulated Other Comprehensive Income (Loss) –Accumulated other comprehensive income (loss) reports a measure for changes in equity of an enterprise that result from transactions and other economic events other than transactions with partners. The Partnership’s accumulated other comprehensive income (loss) consists principally of changes in the market value of certain financial hedges with the implementation of SFAS No. 133 on January 1, 2001.

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

Adoption of New Accounting Pronouncements - In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets. This statement eliminates the amortization of goodwill, and requires goodwill to be reviewed periodically for impairment. This standard also requires the useful lives of previously recognized intangible assets to be reassessed and the remaining amortization periods to be adjusted accordingly. This statement is effective for fiscal years beginning after December 15, 2001, for all goodwill and other intangible assets recognized on the Partnership’s consolidated balance sheets at that date, regardless of when the assets were initially recognized. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 supercedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of, but retains its fundamental provisions for recognizing and measuring impairment of long-lived assets to be held and used. This statement also requires that all long-lived assets to be disposed of by sale are carried at the lower of carrying amount or fair value less cost to sell, and that depreciation should cease to be recorded on such assets. SFAS No. 144 standardizes the accounting and presentation requirements for all long-lived assets to be disposed of by sale, superceding previous guidance for discontinued operations of business segments. This statement is effective for fiscal years beginning after December 15, 2001. This statement was adopted on January 1, 2002, and did not have an impact on the Partnership’s consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted - In June 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. The Partnership will adopt this statement effective January 1, 2003. SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. Under the statement, the asset retirement obligation is recorded at fair value in the period in which it is incurred by increasing the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the related asset. Upon adoption, the cumulative effect of applying this statement will be recognized as a change in accounting principle in the consolidated statements of operations. The Partnership is currently evaluating the impact of applying this statement. Based on its current evaluation, the Partnership estimates asset retirement obligations to be approximately $66,000. The cumulative effect of a change in accounting principle from unrecognized accretion and depreciation expense is estimated to be a loss of approximately $43,000.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit and disposal activities initiated after December 31, 2002. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. For variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003, application begins in the first fiscal year or interim period beginning after June 15, 2003. The Partnership does not expect that implementation of this statement and interpretations will have a significant impact on its consolidated financial statements.

Reclassifications - Certain reclassifications have been made in the 2001 and 2000 consolidated financial statements to conform to the current-year presentation. Amortization of deferred financing charges has previously been included in other operating expenses, and has been reclassified into interest expense. The net effect of the reclassification on interest expense is an increase of approximately $1,078,000 in 2002, $1,112,000 in 2001 and $1,128,000 in 2000. All prior periods presented have been reclassified to conform to the current presentation.

3.   ACCOUNTING FOR DERIVATIVE CONTRACTS

Currency exchange contracts - The Partnership has two foreign currency exchange contracts to hedge against fluctuations in fuel transportation costs, which are denominated in Canadian dollars. Under the Unit 1 currency exchange agreement, which had a term of ten years and expired on December 25, 2002, the Partnership exchanges approximately $368,000 U.S. dollars for $458,000 Canadian dollars on a monthly basis. Under the Unit 2 currency exchange agreement, which commenced on May 25, 1995 and terminates on December 25, 2004, the Partnership exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis. Effective January 1, 2001, the Partnership began accounting for its foreign exchange contracts as cash flow hedges and recorded on the consolidated balance sheets a liability for derivative contracts with the offset in other comprehensive income (loss) (Note 2).

The amount charged to fuel costs as a result of losses realized from these contracts for the year ended December 31, 2002 totaled approximately $3,226,000, compared to approximately $3,245,000 in 2001 and approximately $2,463,000 in 2000. The Partnership expects that net derivative losses of approximately $2,586,000, included in accumulated other comprehensive loss as of December 31, 2002, will be reclassified into earnings within the next twelve months.

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the years ended December 31, 2002 and 2001 (in thousands):

                                                                               For the years ended
                                                                    December 31, 2002        December 31, 2001
                                                                   ---------------------     -------------------

  Beginning accumulated other comprehensive loss at
  January 1                                                         $    (8,801)              $    (8,968)
  Net change of current period hedging transactions
  gain (loss)                                                                450                   (3,078)
  Net reclassification to earnings                                         3,226                     3,245
                                                                   ---------------------     -------------------
  Ending accumulated other comprehensive loss at
  December 31                                                       $    (5,125)              $    (8,801)
                                                                   =====================     ===================

Peak shaving arrangements - The Partnership enters into peak shaving arrangements whereby it grants to local distribution companies or other purchasers a call on a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season. Revenues from peak shaving arrangements for the year ended December 31, 2002 was approximately $446,000 as compared to $744,000 in 2001. On July 1, 2001, the Partnership determined peak shaving arrangements were no longer exempt from the requirements of SFAS No. 133 and recorded a loss of approximately $519,000 reflecting the cumulative effect of a change in accounting principle. Changes in the fair value of peak shaving arrangements are recorded on the consolidated statements of operations as an unrealized gain or loss on derivative contracts. The unrealized loss on derivative contracts for the year ended December 31, 2002 was approximately $446,000, compared to an unrealized gain on derivative contracts of approximately $965,000 in 2001.

4.   PARTNERS' CAPITAL

        The general and limited partners and their respective equity interests are as follows:

                                                                                               Interest
                                                                                   --------------------------------
            Partners                             Affiliated With                    Preferred       Original

        General partners:
          JMC Selkirk, Inc.               Beale Generating Company                   0.09%           1.00%
          RCM Selkirk GP, Inc.            RCM Holdings, Inc.                         1.00               -

        Limited partners:
          JMC Selkirk, Inc.               Beale Generating Company                   1.95             21.40
          PentaGen Investors, L.P.        Beale Generating Company                   5.25             57.60
          Aquila Selkirk, Inc. (1)        Aquila East Coast Generation, Inc.(2)     13.55             20.00
          RCM Selkirk LP, Inc.            RCM Holdings, Inc.                        78.16               -

        (1) Formerly El Selkirk, Inc.
        (2) Formerly GPU International, Inc.
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

The scheduled principal payments on the bonds are as follows (in thousands):
                     2003                       17,365
                     2004                       19,587
                     2005                       25,230
                     2006                       31,657
                     2007                       39,441
                     2008 and thereafter       215,955
                                             ---------
                                             $ 349,235
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

The Major Maintenance Reserve Fund relates to certain anticipated annual and periodic major maintenance to be performed on certain of the Facility’s machinery and equipment at future dates. The Fund Requirement for the Major Maintenance Reserve Fund is developed by the Partnership and approved by an independent engineer for the Trustee and can be adjusted on an annual basis, if needed. The balance in the Major Maintenance Reserve Fund was approximately $9,355,000 at December 31, 2002, compared to approximately $4,091,000 at December 31, 2001.

The Interest and Principal Funds relate primarily to the current debt service on the outstanding Bonds. The applicable Fund Requirements for the Interest and Principal Funds are the amounts due and payable on the next semi-annual payment date. On December 26, 2002 and 2001, the monies available in the Interest and Principal Funds were used to make the semi-annual interest and principal payments. Therefore, there were no balances remaining in the Interest and Principal Funds at December 31, 2002 and 2001.

The Fund Requirement for the Debt Service Reserve Fund is an amount equal to the maximum amount of debt service due in respect of the Bonds outstanding for any six-month period during the succeeding three-year period. The balance in the Debt Service Reserve Fund was approximately $26,229,000 at December 31, 2002, compared to approximately $24,314,000 at December 31, 2001.

The Partnership Distribution Fund has the lowest priority in the fund hierarchy. Cash distributions to the Partners from this fund can only be made upon the achievement of specific criteria established pursuant to the financing documents, including the D&D Agreement. The Partnership Distribution Fund does not have a Fund Requirement.

Credit Agreement - The Partnership has available for its use a credit agreement, as amended (“Credit Agreement”), with a maximum available credit of $7,542,428 through August 8, 2003. Outstanding balances bear interest at prime rate plus .375 % per annum with principal and interest payable monthly in arrears. The Credit Agreement is available to the Partnership for the purposes of meeting letters of credit requirements under various project contracts and for meeting working capital requirements. Under the Credit Agreement, $2.5 million has been posted to meet letter of credit requirements and $5.0 million is available for working capital purposes. As of December 31, 2002 and 2001, there were no amounts drawn or balances outstanding under either the letters of credit or the working capital arrangement.

The Partnership does not expect the Credit Agreement to be renewed in August 2003 and is seeking to find a lender to replace the existing Credit Agreement. If the Partnership is unable to replace the existing Credit Agreement, it may be required to secure its current letters of credit and any requests for additional assurances with cash collateral financed with cash flows from operations. The Partnership believes it will have sufficient cash flows from operations to secure its letters of credit and to meet its working capital requirements.

6. FAIR VALUE OF FINANCIAL INSTRUMENTS

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

Long-Term Bonds - The fair value of the long-term bonds is based on the current market rates for the bonds. The fair value of the long-term bonds (including the current portion) was approximately $324,964,000 at December 31, 2002, compared to approximately $371,402,000 at December 31, 2001.

Currency Exchange Agreements – The fair value of the currency exchange agreements is based on current market rates for currency exchange. The fair value of the currency exchange arrangements was approximately $5,125,000 at December 31, 2002, compared to approximately $8,801,000 at December 31, 2001.

7. CONCENTRATIONS OF CREDIT RISK

Credit Risk – Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations (accounts receivable and due from affiliates). The Partnership primarily conducts business with customers in the energy industry, such as investor-owned utilities, energy trading companies, financial institutions, gas production companies and gas transportation companies located in the United States and Canada. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses in accordance with established credit approval practices and limits by dealing primarily with counterparties it considers to be of investment grade (Note 1).

As of December 31, 2002, the Partnership’s credit risk is primarily concentrated with the following customers: Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and the New York Independent System Operator, all of whom are considered to be of investment grade. The parent company of three of the Partnership’s customers, all of whom are related parties, PG&E Energy Trading – Gas Corporation (“PG&E Energy Trading – Gas”), PG&E Energy Trading - Canada Corporation (“PG&E Energy Trading – Canada”) and PG&E Energy Trading - Power, L.P. (“PG&E Energy Trading – Power”), is considered to be below investment grade. As of December 31, 2002, the Partnership’s net credit exposure to PG&E Energy Trading – Gas was approximately $160,000 and PG&E Energy Trading – Canada was approximately $21,000.

8. COMMITMENTS AND CONTINGENCIES

Power Purchase Agreements, Electricity - Prior to July 1, 1998, the Partnership had a power purchase agreement, as amended, with Niagara Mohawk for the sale of electricity. The agreement was for a twenty-year period terminating in April 2012. As a result of Niagara Mohawk’s restructuring of its power purchase agreements, on August 31, 1998, the Partnership and Niagara Mohawk signed an Amended and Restated Niagara Mohawk Power Purchase Agreement, effective July 1, 1998, for a term of ten years. The Amended and Restated Niagara Mohawk Power Purchase Agreement transfers dispatch decision-making authority from Niagara Mohawk to the Partnership. In effect, Unit 1 operates on a “merchant-like” basis, whereby the Partnership has the ability and flexibility to dispatch Unit 1 based on current market conditions.

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

The Con Edison power purchase agreement provides Con Edison the rights to schedule Unit 2 for dispatch on a daily basis at full capability, partial capability or off-line. Con Edison’s scheduling decisions are required to be based in part on economic criteria which, pursuant to the governing rules of the New York Independent System Operator, take into account the variable cost of the electricity to be delivered. Certain payments under these agreements are unaffected by levels of dispatch. However, certain payments may be rebated or reduced to Con Edison if the Partnership does not maintain a minimum availability level.

Steam Sales Agreements - The Partnership has a steam sales agreement, as amended, with General Electric that has a term of 20 years from the commercial operations date of Unit 2 and may be extended under certain circumstances. Under the steam sales agreement, General Electric is obligated to purchase the minimum quantities of steam necessary for the Facility to maintain its Qualifying Facility status (Note 1). In the event General Electric fails to meet minimum purchase quantity, the Partnership may acquire title to the Facility site and terminate the operating lease agreement with General Electric at no cost to the Partnership.

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

The Partnership has entered into various long-term firm commitments with approximate dollar obligations as follows (in thousands):

                                                                                                          2008 and
                                                                                                          --------
                                               2003        2004        2005        2006        2007      Thereafter
                                               ----        ----        ----        ----        ----      ----------
     Fuel Supply and Transportation
         Agreements                            $56,800     $58,100     $57,600     $58,800     $60,000       $359,400
     Electric Interconnection and
         Transmission Agreements                   600         600         600         600         600          3,650
     Long Term Parts Agreement                     ---         ---         ---         ---       6,885            ---
     Site Lease                                  1,000       1,000       1,000       1,000       1,000          6,667
     Water Supply Agreement                      1,014       1,014       1,065       1,118       1,174          6,436
     Payment in Lieu of Taxes                    3,300       3,500       3,700       3,800       3,900         21,000

Fuel Supply and Transportation Agreements - The Partnership has a firm natural gas supply agreement, as amended, with Paramount Resources Ltd., a Canadian corporation, for Unit 1. The agreement has an initial term of 15 years that began November 1, 1992, with an option to extend for an additional four years upon satisfaction of certain conditions.

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

Electric Interconnection and Transmission Agreements - The Partnership constructed an interconnection facility to interconnect the power output from Unit 1 to Niagara Mohawk’s electric transmission system and has transferred title of this interconnection facility to Niagara Mohawk. The Partnership has agreed to reimburse Niagara Mohawk $150,000 annually for the operation and maintenance of the facility. The term of the agreement is 20 years from the commercial operations date of Unit 1 through April 16, 2012, and may be extended if the power purchase agreement with Niagara Mohawk is extended.

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

Long Term Parts Agreement – The Partnership has a long-term parts agreement with GE International, Inc. to purchase a certain dollar amount (the “Contract Value”) of spare parts during the course of the contract. The terms of the agreement are effective through the end of 2007. As of December 31, 2002, approximately $6,885,000 of the Contract Value remains outstanding and must be purchased by the end of the contract period.

Site Lease -The Partnership has an operating lease agreement with General Electric. The amended lease term expires on August 31, 2014, and is renewable for the greater of five years or until termination of any power sales contract, up to a maximum of 20 years. The lease may be terminated by the Partnership under certain circumstances with the appropriate written notice during the initial term.

Water Supply Agreement - The Partnership has a 20-year take-or-pay water supply agreement with the Town of Bethlehem under which the Partnership is committed to purchase a minimum quantity of water supply annually. The agreement is subject to adjustment for changes in market rates beginning in October 2004.

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

Other Agreements - The Partnership has an operations and maintenance services agreement with GE International, Inc. whereby GE International, Inc. provides certain operation and maintenance services to both Unit 1 and Unit 2 on a cost-plus-fixed-fee basis through October 31, 2007.

Other Contingencies - The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations.

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

9. Related parties

JMCS I Management manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. The cost of services provided by JMCS I Management are included in administrative services – affiliates in the accompanying consolidated statements of operations. The total amount due to JMCS I Management for these services at December 31, 2002, was approximately $249,000.

The Partnership purchases from and sells gas to PG&E Energy Trading – Gas, PG&E Energy Trading – Canada, Pittsfield Generating Company, L.P. (“Pittsfield Generating”), and MASSPOWER, affiliates of JMC Selkirk, Inc., at fair value. Gas purchases are recorded as fuel costs and sales of gas are recorded as fuel revenues in the accompanying consolidated statements of operations. As of December 31, 2002, the net amount due from PG&E Energy Trading – Gas was approximately $160,000 and the net amount due from PG&E Energy Trading – Canada was approximately $21,000. The Partnership believes there are sufficient counterparties available with which to undertake transactions in the natural gas market and therefore, reductions in NEG’s energy trading operations will not have a material impact on the results of operations of the Partnership. (Note 1)

Gas purchased from affiliates is as follows (dollars in thousands):

                                                                    For the years ended
                                                    December 31,        December 31,      December 31,
                                                        2002                2001              2000
                                                   ----------------    ---------------   ----------------

           PG&E Energy Trading - Gas                 $  11,456           $  4,898            $   379
           Pittsfield Generating                             4                119                156
           MASSPOWER                                        42              2,556                358

 Gas sold to affiliates is as follows (dollars in thousands):
                                                                    For the years ended
                                                    December 31,        December 31,       December 31,
                                                        2002                2001               2000
                                                   ----------------    ---------------   -----------------

           PG&E Energy Trading - Gas                 $  21,126           $ 16,685            $    218
           PG&E Energy Trading - Canada                    280                ---                  22
           Pittsfield Generating                             1                 80               3,567
           MASSPOWER                                        59                 17                 ---

In May 1996, the Partnership entered into an enabling agreement with PG&E Energy Trading – Power to purchase and sell electric capacity, electric energy, and other services. Sales of energy, capacity and other services for the year ended December 31, 2002 totaled approximately $2,264,000, compared to approximately $3,878,000 in 2001 and approximately $14,888,000 in 2000. There was no amount due from PG&E Energy Trading – Power at December 31, 2002.

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada. Firm fuel transportation services for the year ended December 31, 2002 totaled approximately $7,456,000, compared to approximately $7,741,000 in 2001 and approximately $8,227,000 in 2000. These services are recorded as fuel costs in the accompanying consolidated statements of operations. The total amount due to IGTS for firm transportation at December 31, 2002, was approximately $633,000.

* * * * * *

Exhibit No.    Description of Exhibit
-----------    ----------------------

3.1(1)          Certificate of Incorporation of Selkirk Cogen Funding Corporation (the "Funding Corporation")

3.2(1)          By-laws of the Funding Corporation

3.3(1)          Third Amended and Restated  Agreement of Limited  Partnership of the  Partnership,  dated as of May 1, 1994,  among JMC
                   Selkirk,  Inc. ("JMC  Selkirk"),  JMCS I, Investors,  L.P. ("JMCS I Investors"),  Makowski  Selkirk  Holdings,  Inc.
                   ("Makowski  Selkirk"),  Cogen Technologies  Selkirk, LP ("Cogen Technologies LP") and Cogen Technologies Selkirk GP,
                   Inc. ("Cogen Technologies GP")

3.4             Amendment No. 1 to the Third Amended and Restated  Agreement of Limited  Partnership  of the  Partnership,  dated as of
                   November 1, 1994  (incorporated  by  reference  to the  Registrant's  Form 10-Q for the quarter  ended June 30, 1995
                   (File No. 33-83618), Exhibit 3.1)

3.5             Amendment No. 2 to the Third Amended and Restated  Agreement of Limited  Partnership  of the  Partnership,  dated as of
                   June 16, 1995  (incorporated  by reference to the  Registrant's  Form 10-Q for the quarter ended June 30, 1995 (File
                   No. 33-83618), Exhibit 3.2)

3.6             Amendment No. 3 to the Third Amended and Restated  Agreement of Limited  Partnership  of the  Partnership,  dated as of
                   November 15, 2001  (incorporated  herein by reference to the Registrant's  Form 10-K for the year ended December 31,
                   2001 (File No. 33-83618), Exhibit 3.7)

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

10.1            Credit Facilities

10.1.1(1)       Credit Bank Working Capital and  Reimbursement  Agreement,  dated as of May 1, 1994, among the  Partnership,  The Chase
                   Manhattan Bank, N.A. ("Chase"), as Agent, and the other Credit Banks identified therein

10.1.2(1)       Amendment No. 1 to Credit Agreement,  dated August 11, 1994, among the Partnership,  Dresdner Bank AG, New York Branch, and Chase

10.1.3          Amendment No. 2 to Credit Agreement, dated April 7, 1995, between the Partnership and Dresdner Bank AG, New York Branch
                  (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1997 (File No.
                  33-83618), Exhibit 10.1)

10.1.4          Amendment No. 3 to Credit Agreement, dated July 1, 1997, between the Partnership and Dresdner Bank AG, New York Branch
                  (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1997 (File No.
                  33-83618), Exhibit 10.1)

10.1.5          Amendment No. 4 to Credit Agreement, dated November 16, 1998, between the Partnership and Dresdner Bank AG, New York Branch
                 (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 1998 (File No.
                  33-83618), Exhibit 10.1.5)

10.1.6          Amendment No. 5 to Credit Agreement, dated August 1, 2000, between the Partnership and Dresdner Bank AG, New York Branch
                 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 (File No.
                 33-83618), Exhibit 10.1)

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

10.2            Power Purchase Agreements

10.2.1          Amended and Restated Power Purchase Agreement dated as of July 1, 1998 between the Partnership and Niagara Mohawk
                 (incorporated by reference to the Registrant’s Form 8-K filed September 16, 1998 (File No. 33-83618), Exhibit
                 10.1)

10.2.2          Mutual General Release and Agreement dated as of July 1, 1998 between the Partnership and Niagara Mohawk
                 (incorporated by reference to the Registrant’s Form 8-K filed September 16, 1998 (File No. 33-83618), Exhibit
                 10.1)

10.2.3          Letter Agreement dated as of October 9, 2000, between the Partnership and Niagara Mohawk (incorporated by reference to the Registrant’s Form 10-K for the year ended December 31, 2000 (File No. 33-83618), Exhibit 10.2.8)

10.2.4(1)       Agreement dated as of March 31, 1994, between the Partnership and Niagara Mohawk

10.2.5(1)       Termination of the Subordination  Agreement and the Assignment of Contracts and Security Agreement,  as amended,  dated
                   May 9, 1994, among Niagara Mohawk, Chase, as Agent, and the Partnership

10.2.6(1)       License Agreement between the Partnership and Niagara Mohawk, dated as of October 23, 1992

10.2.7(1)       Power Purchase  Agreement,  dated as of April 14, 1989, between Con Edison Company of New York, Inc. ("Con Edison") and
                   JMC Selkirk

10.2.8(1)       Rider to Power Purchase Agreement, dated as of September 13, 1989, between Con Edison and JMC Selkirk

10.2.9(1)       First Amendment to Power Purchase Agreement, dated as of September 13, 1991, between Con Edison and JMC Selkirk

10.2.10(1)      Letter Agreement Regarding  Extending the Term of the Power Purchase  Agreement,  dated as of May 28, 1992, between Con
                   Edison and JMC Selkirk

10.2.11(1)      Second Amendment to Power Purchase Agreement, dated as of October 22, 1992, between Con Edison and JMC Selkirk

10.2.12         Third Amendment to Power Purchase Agreement, dated as of September 13, 1996, between Con Edison and the Partnership
                 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 1996 (File No.
                 33-83618), Exhibit 10.1)

10.2.13(1)      Letter Agreement Regarding Arbitration, dated October 22, 1992, between Con Edison and JMC Selkirk

10.2.14(1)      Letter  Agreement  Regarding  Sale of Capacity  above 265 MW, dated as of October 22, 1992,  between Con Edison and JMC
                   Selkirk

10.2.15(1)      Notice,  Certificate  and  Waiver of Con Edison  for  assignment  by Selkirk  Cogen  Partners,  L.P.  ("SCP II") to the
                   Partnership pursuant to the merger, dated October 19, 1992

10.2.16(1)      Letter Agreement regarding Alternative Fuel Supply, dated as of July 29, 1994, between Con Edison and the Partnership

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

10.4.2(1)       Amendment to Steam Sales Agreement, dated as of August 12, 1993, between the Partnership and General Electric

10.4.3(1)       Second Amendment to Steam Sales Agreement, dated December 7, 1994, between the Partnership and General Electric

10.4.4          Third Amendment to Steam Sales Agreement, dated May 31, 1995, between the Partnership and General Electric
                 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 (File No.
                 33-83618), Exhibit 10.1)

10.4.5          Second Amended and Restated O&M Agreement dated July 18, 2000, between the Partnership and GE International Inc.
                 (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2000 (File No. 33-83618),
                  Exhibit 10.4)

10.5            Fuel Supply Contracts

10.5.1          Second  Amended and Restated Gas  Purchase  Contract,  dated as of May 6, 1998,  between the Partnership and Paramount
                  (incorporated by reference to the  Registrant’s   Form  8-K  filed  September  16,  1998  (File  No.
                  33-83618), Exhibit 10.3)

10.5.2          First Amending Agreement dated as of the November 1, 2002, to the Second Amended and Restated Gas Purchase Contract
                 between the Partnership and Paramount (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended September 30, 2002 (File No. 33-83618), Exhibit 10.5.16)

10.5.3(1)       Letter Agreement, dated as of October 25, 1993, between the Partnership and Paramount

10.5.4(1)       Indemnity Agreement, dated as of February 20, 1989, by the Partnership in favor of Paramount

10.5.5(1)       Letter Agreement, dated as of June 11, 1990, between the Partnership and Paramount

10.5.6(1)       Indemnity Amending and Supplemental Agreement, dated as of June 19, 1990, between the Partnership and Paramount

10.5.7(1)       Intercreditor Agreement, dated as of October 21, 1992, between Paramount, the Partnership and Chase, as Agent

10.5.8(1)       Specific Assignment of Unit 1 TransCanada  Transportation  Contract,  dated as of December 20, 1991, by the Partnership to Paramount

10.5.9(1)       Amendment No. 1 to Specific Assignment, dated as of October 21, 1992, between the Partnership and Paramount

10.5.10(1)      Amended and Restated Gas Purchase  Agreement,  dated as of January 21,  1993,  between the  Partnership  and Atcor Ltd.
                   ("Atcor")

10.5.11(1)      Amended and Restated Gas Purchase Agreement,  dated as of October 22, 1992, between the Partnership,  as assignee,  and
                   Imperial Oil Resources ("Imperial")

10.5.12(1)      Amended and Restated Gas Purchase Agreement,  dated as of October 22, 1992, between the Partnership,  as assignee,  and
                   PanCanadian Pertroleum Limited ("PanCanadian")

10.5.13(1)      Back-up Fuel Supply Agreement, dated as of June 18, 1992, between Phibro Energy USA, Inc. ("Phibro") and SCP II

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
                   Limited ("TransCanada") and the Partnership

10.6.4(1)       Amending Agreement, dated as of May 28, 1993, between the Partnership and TransCanada

10.6.5          Amending Agreement, dated as of July 20, 1998, between the Partnership and TransCanada (incorporated by reference to the Registrant’s Form 8-K filed September 16, 1998 (File No. 33-83618), Exhibit 10.4)

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

10.6.12         Firm Transportation Negotiated Rate Letter Agreement, dated as of June 18, 2002, between the Partnership and Tennessee
                  (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No.
                  33-83618), Exhibit 10.6.20)

10.6.13         Agreement under FT-A Rate Schedule, dated as of June 19, 2002, between the Partnership and Tennessee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 33-83618), Exhibit
                  10.6.21)

10.6.14         Gas Transportation Agreement, dated as of August 1, 2002, between the Partnership and Tennessee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 2002 (File No. 33-83618), Exhibit
                  10.6.22)

10.6.15(1)      Firm  Service  Contract  for Firm  Transportation  Service,  dated as of March 16, 1994,  between the  Partnership  and
                   TransCanada

10.6.16(1)      Letter Agreement, dated as of March 24, 1994, between the Partnership and TransCanada

10.6.17(1)      Gas Transportation Contract for Firm Reserved Service, dated as of April 5, 1994, between the Partnership and Iroquois

10.6.18(1)      Letter Agreement, dated as of March 31, 1994, between the Partnership and Iroquois

10.6.19(1)      Firm Natural Gas Transportation Agreement, dated as of April 11, 1994, between the Partnership and Tennessee

10.6.20(1)      Tennessee Supplemental Agreement (Unit 2), dated as of October 21, 1992, between Tennessee and the Partnership

10.6.21(1)      Letter Agreement, dated September 22, 1993, between the Partnership and Tennessee

10.6.22         Consent and Agreement, dated May 15, 1995, between the Partnership, Iroquois and the Trustee (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended June 30, 1995 (File No. 33-83618), Exhibit 10.2)

10.7            Transmission and Interconnection Agreements

10.7.1(1)       Transmission Services Agreement, dated as of December 13, 1990, between Niagara Mohawk and SCP II

10.7.2(1)       Notice, Certificate,  Agreement, Waiver and Acknowledgment to Niagara Mohawk of Assignment of Transmission Agreement to
                   the Partnership, dated as of October 23, 1992

10.7.3          Letter Agreement dated as of April 18, 1997, between the Partnership and Niagara Mohawk (incorporated by reference to the Registrant’s Form 10-Q for the quarter ended March 31, 1997 (File No. 33-83618), Exhibit 10.1)

10.7.4(1)       Interconnection Agreement (Unit 1), dated as of October 20, 1992, between Niagara Mohawk and SCP II

10.7.5(1)       Interconnection Agreement (Unit 2), dated as of October 20, 1992, between Niagara Mohawk and SCP II

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
                   Areas)

10.9.5(1)       Utilities  Building Lease  Agreement,  dated as of October 21, 1992,  between General  Electric,  as Landlord,  and the
                   Partnership, as Tenant

10.9.6(1)       Easement Agreement, dated as of May 27, 1992, between Charles Waldenmaier and the Partnership, as assignee

10.9.7(1)       Facility  Lease  Agreement,  dated as of October  21,  1992,  between the  Partnership,  as  Landlord,  and the Town of
                   Bethlehem, New York Industrial Development Agency ("IDA"), as Tenant

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

10.10.2(1)      Depositary Agreement,  dated as of May 1, 1994, among the Funding Corporation,  the Partnership,  Bankers Trust Company
                   as collateral agent ("Collateral Agent") and Bankers Trust Company, as depositary agent (the "Depositary Agent")

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

10.10.4(1)      Cash Collateral Agreement, dated as of May 1, 1994, among Makowski Selkirk, the Partnership and Chase, as Agent

10.10.5(1)      Cash Collateral Agreement, dated as of May 1, 1994, among Cogen LP, the Partnership and Chase, as Agent

10.10.6(1)      Cash Collateral Agreement, dated as of May 1, 1994, among Cogen GP, the Partnership and Chase, as Agent

10.10.7(1)      Agreement of  Spreader,  Consolidation  and  Modification  of  Leasehold  Mortgages,  Security  Agreements  and Fixture
                   Financing  Statements,  (the "First  Consolidated  Mortgage"),  dated as of May 1, 1994, in the principal  amount of
                   $227,000,000 among the Partnership, the IDA and the Collateral Agent

10.10.8(1)      Agreement of  Spreader,  Consolidation  and  Modification  of  Leasehold  Mortgages,  Security  Agreements  and Fixture
                   Financing  Statements,  dated as of May 1, 1994, in the principal amount of $122,000,000 among the Partnership,  the
                   IDA and the Collateral Agent

10.10.9(1)      Agreement of Spreader and  Modification of Leasehold  Mortgage (the "Restated  Mortgage"),  dated as of May 1, 1994, in the principal amount of $43,000,000 among the Partnership, the IDA and the Collateral Agent

10.10.10(1)     Agreement of  Modification  and Severance of Mortgage (the  "Mortgage  Splitter  Agreement"),  dated as of May 1, 1994, among the Partnership, the IDA and the Collateral Agent

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

10.10.15(1)     Leasehold  Mortgage,  Security  Agreement and Fixture Financing  Statement (the "Chase  Mortgage"),  dated as of May 1,
                   1994, given by the Partnership and the IDA to the Collateral Agent

10.10.16(1)     Amended and Restated  Security  Agreement and Assignment of Contracts (the  "Security  Agreement"),  dated as of May 1,
                   1994, made by the Partnership in favor of the Collateral Agent

10.10.17(1)     Pledge and Security Agreement (the "Partnership  Pledge  Agreement"),  dated as of May 1, 1994, from the Partnership in favor of the Collateral Agent

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
                   Cogen Technologies GP and Cogen Technologies LP (collectively, the "Partners")

10.11.3(1)      Equity  Depositary  Agreement,  dated as of May 1, 1994,  among the  Partnership,  the Partners,  Makowski  Selkirk and
                   Citibank, N.A. as Special Agent

21(1)           Subsidiaries of the Funding Corporation and Partnership

99              Additional Exhibits

99.1            Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section 1350 dated March 28, 2003

99.2            Certification of Thomas E. Legro pursuant to 18 U.S.C. Section 1350 dated March 28, 2003

99.3            Certification of P. Chrisman Iribe pursuant to 18 U.S.C. Section 1350 dated March 28, 2003

99.4            Certification of Thomas E. Legro pursuant to 18 U.S.C. Section 1350 dated March 28, 2003

__________

(1) Incorporated by reference to the Registrant's Registration Statement on Form S-1 filed September 1, 1994, as amended (File No. 33-83618).

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SELKIRK COGEN PARTNERS, L.P.

                                     By:      JMC SELKIRK, INC.,
                                              Managing General Partner

Date: March 28, 2003                  /s/ THOMAS E. LEGRO
                                     ----------------------------------
                                     Name:   Thomas E. Legro
                                     Title:  Vice President, Controller, Chief
                                             Accounting Officer and Director

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report has been signed by the following  persons on behalf of the  Registrant in the capacities and on the dates indicated.

       Signature                        Title                              Date
       ---------                        -----                              ----

/s/  P. CHRISMAN IRIBE              President and Director             March 28, 2003
----------------------
P. Chrisman Iribe

/s/  THOMAS E. LEGRO                Vice President, Controller,        March 28, 2003
----------------------                Chief Accounting Officer
Thomas E. Legro                       and Director

/s/  SANFORD L. HARTMAN             Secretary and Director             March 28, 2003
-----------------------
Sanford L. Hartman

                                   SIGNATURES

     Pursuant  to the  requirements  of  Section  13 or 15(d) of the  Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SELKIRK COGEN FUNDING
                                   CORPORATION

Date: March 28, 2003               /s/  THOMAS E. LEGRO
                                  -----------------------------------
                                  Name:   Thomas E. Legro
                                  Title:  Vice President, Controller, Chief
                                          Accounting Officer and Director

     Pursuant to the  requirements of the Securities  Exchange Act of 1934, this report has been signed by the following  persons on behalf of the  Registrant in the capacities and on the dates indicated.

          Signature                      Title                         Date
          ---------                      -----                         ----

/s/  P. CHRISMAN IRIBE              President and Director       March 28, 2003
----------------------
P. Chrisman Iribe

/s/  THOMAS E. LEGRO                Vice President, Controller   March 28, 2003
--------------------                  Chief Accounting Officer
Thomas E. Legro                       and Director

/s/  SANFORD L. HARTMAN             Secretary and Director       March 28, 2003
-----------------------
Sanford L. Hartman

        CERTIFICATION OF P. CHRISMAN IRIBE, PRINCIPAL EXECUTIVE OFFICER,
           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, P. Chrisman Iribe, certify that:

1.   I have reviewed this Annual Report on Form 10-K of Selkirk Cogen  Partners,
     L.P.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for
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
          entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures  within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                              /s/ P. CHRISMAN IRIBE
                              _______________________
                              P. Chrisman Iribe
                              President
                              JMC Selkirk, Inc.
                              Managing General Partner of Selkirk Cogen
                                Partners, L.P.

         CERTIFICATION OF THOMAS E. LEGRO, PRINCIPAL FINANCIAL OFFICER,
           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Thomas E. Legro, certify that:

1.   I have reviewed this annual report on Form 10-K of Selkirk Cogen  Partners,
     L.P.;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for
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
          entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures  within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                             /s/ THOMAS E. LEGRO
                                             ______________________________
                                             Thomas E. Legro
                                             Vice President, Controller and
                                                Chief Accounting Officer
                                             JMC Selkirk, Inc.
                                             Managing General Partner of Selkirk Cogen Partners, L.P.

        CERTIFICATION OF P. CHRISMAN IRIBE, PRINCIPAL EXECUTIVE OFFICER,
           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, P. Chrisman Iribe, certify that:

1.   I have  reviewed  this annual  report on Form 10-K of Selkirk Cogen Funding
     Corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for
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
          entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures  within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                       /s/ P. CHRISMAN IRIBE
                                       __________________________________
                                       P. Chrisman Iribe
                                       President
                                       Selkirk Cogen Funding Corporation

         CERTIFICATION OF THOMAS E. LEGRO, PRINCIPAL FINANCIAL OFFICER,
           PURSUANT TO SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002

I, Thomas E. Legro, certify that:

1.   I have  reviewed  this annual  report on Form 10-K of Selkirk Cogen Funding
     Corporation;

2.   Based on my  knowledge,  this  annual  report  does not  contain any untrue statement of a material fact or omit to state a material fact  necessary to make the statements  made, in light of the  circumstances  under which such statements  were made, not misleading with respect to the period covered by this annual report;

3.   Based on my  knowledge,  the  financial  statements,  and  other  financial information included in this annual report,  fairly present in all material respects the financial  condition,  results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.   The  registrant's  other  certifying  officers  and I are  responsible  for
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
          entities,  particularly  during the period in which this annual report is being prepared;

     b)   evaluated the  effectiveness of the registrant's  disclosure  controls and procedures  within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c)   presented   in  this   annual   report  our   conclusions   about  the
          effectiveness  of the disclosure  controls and procedures based on our evaluation as of the Evaluation Date;

5.   The registrant's other certifying  officers and I have disclosed,  based on our most recent  evaluation,  to the  registrant's  auditors  and the audit committee of  registrant's  board of directors (or persons  performing  the equivalent function):

     a)   all  significant  deficiencies  in the design or operation of internal controls  which could  adversely  affect the  registrant's  ability to
          record,  process,   summarize  and  report  financial  data  and  have
          identified for the  registrant's  auditors any material  weaknesses in internal controls; and

     b)   any fraud, whether or not material,  that involves management or other employees who have a  significant  role in the  registrant's  internal controls; and

6.   The  registrant's  other  certifying  officers and I have indicated in this annual  report  whether or not there were  significant  changes in internal controls  or in other  factors  that could  significantly  affect  internal controls  subsequent to the date of our most recent  evaluation,  including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003

                                       /s/ THOMAS E. LEGRO
                                       ___________________________________
                                       Thomas E. Legro
                                       Vice President, Controller and Chief
                                         Accounting Officer
                                       Selkirk Cogen Funding Corporation