Form 10-Q
period 2003-06-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2003-08-14
CIK 929518, 929540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2003

Commission File Number 33-83618

SELKIRK COGEN PARTNERS, L.P.
(Exact name of Registrant (Guarantor) as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0324332 (IRS Employer Identification No.)

SELKIRK COGEN FUNDING CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0354675 (IRS Employer Identification No.)

7600 Wisconsin Avenue, Bethesda, Maryland 20814
(Address of principal executive offices, including zip code)

(301) 280-6800
(Registrant’s telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12 (b) OR 12 (g) OF THE ACT:

None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes      No X

     As of August 12, 2003, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value outstanding.

TABLE OF CONTENTS

		Page

	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets as of June 30, 2003
	and December 31, 2002	1

	Consolidated Statements of Operations for the three and six months ended
	June 30, 2003 and 2002	2

	Consolidated Statements of Cash Flows for the three and six
	months ended June 30, 2003 and 2002	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations

	Results of Operations	15

	Liquidity and Capital Resources	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K	25

SIGNATURES		27

i

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2003	2002

ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$6,523	$2,716
Restricted funds	4,953	4,399
Accounts receivable	21,209	20,116
Due from affiliates	—	1,757
Fuel inventory and supplies	5,923	6,436
Other current assets	1,786	616

Total current assets	40,394	36,040

PLANT AND EQUIPMENT:
Plant and equipment, at cost	375,441	374,906
Less: Accumulated depreciation	118,196	111,903

Plant and equipment, net	257,245	263,003

LONG-TERM RESTRICTED FUNDS	34,445	34,600
DEFERRED FINANCING CHARGES, net of accumulated amortization of $10,503 and $9,979, respectively	5,788	6,312

TOTAL ASSETS	$337,872	$339,955

LIABILITIES AND PARTNERS’ DEFICITS
CURRENT LIABILITIES:
Accounts payable	$618	$71
Accrued bond interest payable	336	344
Accrued fuel expenses	12,502	10,953
Accrued property taxes	3,400	3,300
Accrued operating and maintenance expenses	1,554	1,539
Other accrued expenses	1,818	2,699
Due to affiliates	1,439	1,821
Current portion of long-term bonds	18,453	17,365
Current portion of liability for derivative contracts	940	2,586

Total current liabilities	41,060	40,678
LONG-TERM LIABILITIES:
Deferred revenue	3,536	3,890
Other long-term liabilities	6,487	6,691
Long-term bonds — net of current portion	322,284	331,870
Liability for derivative contracts — net of current portion	466	2,539

Total liabilities	373,833	385,668

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICITS:
General partners’ deficits	(348)	(403)
Limited partners’ deficits	(34,207)	(40,185)
Accumulated other comprehensive loss	(1,406)	(5,125)

Total partners’ deficits	(35,961)	(45,713)

TOTAL LIABILITIES AND PARTNERS’ DEFICITS	$337,872	$339,955

The accompanying notes are an integral part of these consolidated financial statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

OPERATING REVENUES:
Electric and steam	$55,445	$44,931	$122,609	$94,394
Fuel revenues	6,925	8,493	11,574	11,985

Total operating revenues	62,370	53,424	134,183	106,379

COST OF REVENUES:
Fuel and transmission costs	35,137	27,784	76,707	51,939
Unrealized loss on derivative contracts	—	—	—	446
Other operating and maintenance	5,601	10,770	8,747	17,301
Depreciation	3,139	3,139	6,279	6,260

Total cost of revenues	43,877	41,693	91,733	75,946

GROSS PROFIT	18,493	11,731	42,450	30,433

OTHER OPERATING EXPENSES:
Administrative services, affiliates	395	187	813	701
Other general and administrative	681	804	1,314	1,461

Total other operating expenses	1,076	991	2,127	2,162

OPERATING INCOME	17,417	10,740	40,323	28,271

INTEREST (INCOME) EXPENSE:
Interest income	(180)	(260)	(332)	(467)
Interest expense	7,993	8,298	15,994	16,602

Total interest expense, net	7,813	8,038	15,662	16,135

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$9,604	$2,702	$24,661	$12,136
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	(53)	—

NET INCOME	$9,604	$2,702	$24,608	$12,136

NET INCOME ALLOCATION:
General partners	$95	$28	$246	$122
Limited partners	9,509	2,674	24,362	12,014

TOTAL	$9,604	$2,702	$24,608	$12,136

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SELKIRK COGEN PARTNERS, L.P.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,604	$2,702	$24,608	$12,136
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	53	—
Depreciation, amortization and accretion	3,402	3,411	6,805	6,804
Unrealized loss on derivative contracts	—	—	—	446
Deferred revenue	(177)	(177)	(354)	(354)
Loss on disposal of plant and equipment	—	481	—	481
Increase (decrease) in cash resulting from a change in:
Restricted funds	(1,138)	(1,321)	(399)	(3,402)
Accounts receivable	6,765	(597)	(1,093)	(353)
Due from affiliates	195	(604)	1,757	131
Fuel inventory and supplies	569	2,585	513	4,307
Other current assets	(1,348)	(889)	(1,170)	(787)
Accounts payable	442	187	547	(1,361)
Accrued bond interest payable	(7,747)	(8,038)	(8)	(6)
Accrued fuel expenses	(3,035)	646	1,549	978
Accrued property taxes	—	—	100	904
Accrued operating and maintenance expenses	483	1,366	15	2,312
Other accrued expenses	339	(354)	(881)	(690)
Due to affiliates	185	312	(382)	(899)
Other long-term liabilities	730	730	(290)	(189)

Net cash provided by operating activities	9,269	440	31,370	20,458

CASH FLOWS FROM INVESTING ACTIVITIES:
Plant and equipment additions	(333)	(1,949)	(490)	(2,115)

Net cash used in investing activities	(333)	(1,949)	(490)	(2,115)

CASH FLOWS FROM FINANCING ACTIVITIES:
Restricted funds	23,690	22,597	—	(1)
Distributions to partners	(18,575)	(14,673)	(18,575)	(14,673)
Repayment of long-term debt	(8,498)	(6,621)	(8,498)	(6,621)

Net cash provided by (used in) financing activities	(3,383)	1,303	(27,073)	(21,295)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,553	(206)	3,807	(2,952)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	970	1,800	2,716	4,546

CASH AND CASH EQUIVALENTS, END OF PERIOD	$6,523	$1,594	$6,523	$1,594

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$15,479	$16,064	$15,479	$16,064

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SELKIRK COGEN PARTNERS, L.P.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

Note 1. Basis of Presentation

The accompanying unaudited consolidated financial statements include Selkirk Cogen Partners, L.P. and its wholly owned subsidiary, Selkirk Cogen Funding Corporation (collectively the “Partnership”). All significant intercompany accounts and transactions have been eliminated.

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the consolidated statement of operations for the three and six months ended June 30, 2002 to conform with the current period’s basis of presentation. Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ended December 31, 2003.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s December 31, 2002 Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenue, expenses, assets and liabilities, and the disclosure of contingencies. Actual results could differ from these estimates.

Comprehensive Income

The Partnership’s comprehensive income consists principally of net income and changes in the market value of certain financial hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (collectively, “SFAS No. 133”).

     The schedule below summarizes the activities affecting comprehensive income for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income	$9,604	$2,702	$24,608	$12,136
Net gain from current period hedging transactions in accordance with SFAS No. 133	1,600	1,401	2,958	1,448
Net reclassification to earnings	274	773	761	1,645

Comprehensive income	$11,478	$4,876	$28,327	$15,229

Note 2. Significant Accounting Policies

Except as disclosed, the Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2002 Annual Report on Form 10-K.

Adoption of New Accounting Pronouncements

On January 1, 2003, the Partnership adopted SFAS No. 143, Accounting for Asset Retirement Obligations (“SFAS No. 143”). SFAS No. 143 provides accounting requirements for costs associated with legal obligations to retire tangible, long-lived assets. The statement requires that an asset retirement obligation be recorded at fair value in the period in which it is incurred, if a reasonable estimate of fair value can be made. In the same period, the associated asset retirement costs are capitalized as part of the carrying amount of the related long-lived asset. In each subsequent period, the liability is accreted to its present value and the capitalized cost is depreciated over the useful life of the long-lived asset.

Upon implementation of this statement, the Partnership recorded approximately $45,000 to its plant and equipment to reflect the fair value of the asset retirement costs as of the date the obligation was incurred, and recognized approximately $83,000 for asset retirement obligations. The cumulative effect of the change in accounting principle as a result of adopting this statement was a loss of approximately $53,000.

If this statement had been adopted on January 1, 2002, the pro forma effects on earnings of the accounting change for the six months ended June 30, 2002 would not have been material.

In June 2002, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which is effective for exit and disposal activities initiated after December 31, 2002. In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation establishes new disclosure requirements for all guarantees, but the measurement criteria are applicable to guarantees issued and modified after December 31, 2002. Both SFAS No. 146 and Interpretation No. 45 were adopted on January 1, 2003 and did not have an impact on the Partnership’s consolidated financial statements.

Accounting Principles Issued But Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest.

Until the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a variable interest entity is now referred to as the “primary beneficiary” of that entity. FIN 46 requires disclosures of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and June 30, 2003. The consolidation requirements are applicable to the Partnership in the third quarter 2003. The Partnership is currently evaluating the impacts of Interpretation No. 46’s initial recognition, measurement, and disclosure provisions and does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for periods that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Partnership is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

Note 3. Related Party Transactions

JMCS I Management, Inc. manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. The cost of services provided by JMCS I Management, Inc. are included in administrative services – affiliates in the accompanying consolidated statements of operations. The total amount due to JMCS I Management, Inc. at June 30, 2003, was approximately $1,439,000.

The Partnership purchases from and sells gas to PG&E Energy Trading–Gas Corporation (“PG&E Energy Trading–Gas”), PG&E Energy Trading–Canada Corporation (“PG&E Energy Trading–Canada”), Pittsfield Generating Company, L.P. (“Pittsfield Generating”), and MASSPOWER, affiliates of JMC Selkirk, Inc., at fair value. Gas purchases are recorded as fuel costs and sales of gas are recorded as fuel revenues in the accompanying consolidated statements of operations. There were no amounts due to/from these affiliates at June 30, 2003. As of March 18, 2003, PG&E Energy Trading–Canada is no longer a related party. As of May 31, 2003, the Partnership ceased transactions with PG&E Energy Trading–Gas.

Gas purchased from affiliates is as follows (in thousands):

	Six months ended June 30,

	2003	2002

PG&E Energy Trading – Gas	$4,901	$3,464
MASSPOWER	—	42

Gas sold to affiliates is as follows (in thousands):

	Six months ended June 30,

	2003	2002

PG&E Energy Trading – Gas	$9,117	$11,475
PG&E Energy Trading – Canada	—	126
Pittsfield Generating	—	1
MASSPOWER	—	59

In May 1996, the Partnership entered into an enabling agreement with PG&E Energy Trading–Power, L.P. (“PG&E Energy Trading–Power”) to purchase and sell electric capacity, electric energy, and other services. There were no sales of energy, capacity and other services for the six months ended June 30, 2003, compared to approximately $1,401,000 for the same period in the prior year. There was no amount due from PG&E Energy Trading–Power at June 30, 2003. As of May 31, 2003, the Partnership ceased transactions with PG&E Energy Trading–Power.

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada. Firm fuel transportation services for the six months ended June 30, 2003 totaled approximately $3,547,000, compared to approximately $3,681,000 for the same period in the prior year. These services are recorded as fuel costs in the accompanying consolidated statements of operations. The total amount due to IGTS for firm transportation at June 30, 2003, was approximately $613,000.

Note 4. Accounting For Derivative Contracts

Currency Exchange Contracts

The Partnership has two foreign currency exchange contracts to hedge against fluctuations in fuel transportation costs, which are denominated in Canadian dollars. Under the Unit 1 currency exchange agreement, which had a term of ten years and expired on December 25, 2002, the Partnership exchanged approximately $368,000 U.S. dollars for $458,000 Canadian dollars on a monthly basis. Under the Unit 2 currency exchange agreement, which commenced on May 25, 1995 and terminates on December 25, 2004, the Partnership exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis. The Partnership accounts for its foreign exchange contracts as cash flow hedges and has recorded on the consolidated balance sheets a liability for derivative contracts with the offset in other comprehensive income (loss).

The amount charged to fuel costs as a result of losses realized from these contracts for the six months ended June 30, 2003 totaled approximately $761,000, compared to approximately $1,645,000 for the same period in the prior year. The Partnership expects that net derivative losses of approximately $940,000, included in accumulated other comprehensive loss as of June 30, 2003, will be charged to earnings within the next twelve months.

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the three and six months ended June 30, 2003 and 2002 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Beginning accumulated other comprehensive loss at April 1 and January 1, respectively	$(3,280)	$(7,882)	$(5,125)	$(8,801)
Net gain (loss) from current period hedging transactions	1,600	1,401	2,958	1,448
Net reclassification to earnings	274	773	761	1,645

Ending accumulated other comprehensive loss	$(1,406)	$(5,708)	$(1,406)	$(5,708)

Peak shaving arrangements

The Partnership enters into peak shaving arrangements whereby it grants to local distribution companies or other purchasers a call on a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season. Such arrangements are derivatives under SFAS No. 133. Changes in the fair value of these peak shaving arrangements are recorded on the consolidated statements of operations as an unrealized gain or loss on derivative contracts. The unrealized loss on derivative contracts for the six months ended June 30, 2002 was approximately $446,000.

Note 5. Concentrations of Credit Risk

Credit risk is the risk of loss the Partnership would incur if counterparties fail to perform their contractual obligations (including accounts receivable and due from affiliates). The Partnership primarily conducts business with customers in the energy industry, such as investor-owned utilities, energy trading companies, financial institutions, gas production companies and gas transportation companies located in the United States and Canada. This concentration of counterparties may impact the Partnership’s overall exposure to credit risk in that its counterparties may be similarly affected by changes in economic, regulatory or other conditions. The Partnership mitigates potential credit losses in accordance with established credit approval practices and limits by dealing primarily with counterparties it considers to be of investment grade.

As of June 30, 2003, the Partnership’s credit risk is primarily concentrated with the following customers: Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and the New York Independent System Operator, all of whom are considered to be of investment grade.

Note 6. Relationship with PG&E National Energy Group, Inc.

JMC Selkirk, Inc. is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk, Inc. is held by an indirect subsidiary of PG&E National Energy Group, Inc. (“NEG”). NEG is an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEG and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEG Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that filed voluntarily petitions and were disclosed in previous filings as related parties of the Partnership with which it engaged in transactions are: PG&E Energy Trading-Power, L.P. and PG&E Energy Trading – Gas Corporation.

Additionally, on July 8, 2003, NEG filed its plan of reorganization (the “NEG Plan”). The NEG Plan anticipates that PG&E Corporation will have no equity interest in NEG or any of its subsidiaries after the NEG Plan is confirmed by the Bankruptcy Court and implemented. On July 7, 2003, the officers of PG&E Corporation who were serving on the Board of Directors of NEG resigned their positions. On July 7 and July 8, 2003, the NEG Board elected replacement directors who are not affiliated with PG&E Corporation. While continuing to maintain legal ownership, effective with this change in control of the Board and the NEG Bankruptcy, PG&E Corporation no longer retains significant influence over the ongoing operations of NEG.

Neither the Partnership nor any of its NEG affiliated partners, including JMC Selkirk, Inc. and PentaGen Investors, L.P., are parties to the NEG Bankruptcy. The Managing General Partner believes that JMC Selkirk, Inc., PentaGen Investors, L.P. and the Partnership will not be substantively consolidated with NEG in any bankruptcy proceeding involving NEG. The Partnership believes that the NEG Bankruptcy will not have a material adverse impact on its operations.

However, the Partnership cannot be certain that the NEG Bankruptcy will not affect NEG’s ownership arrangements with respect to the Partnership or the ability of JMC Selkirk, Inc. or JMCS I Management, Inc. to manage the Partnership. The Partnership Agreement provides certain management rights to RCM Selkirk GP, Inc. in the event that JMC Selkirk, Inc. were to be included in a bankruptcy involving NEG, or either JMC Selkirk, Inc. or JMCS I Management, Inc. were to be in material default of its obligations to the Partnership (following notice and a 120 day cure period), including (i) the removal of JMC Selkirk, Inc. as the managing general partner, (ii) the appointment of itself as the successor managing general partner, and (iii) the termination of the administrative services agreement with JMCS I Management, Inc. and subsequent appointment of a RCM Selkirk GP, Inc. affiliate as the project management firm. Enforcement of these rights by RCM Selkirk GP, Inc. could, however, be delayed or impeded as a result of any bankruptcy proceeding involving JMC Selkirk, Inc. Moreover, the bankruptcy of any partner of the Partnership would be an event of default under the Partnership’s Credit Agreement.

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

As previously reported on June 4, 2003, Moody’s Investors Service (“Moody’s”) issued a press release announcing that it had confirmed the senior secured debt of Selkirk Cogen Funding Corporation at Baa3 with a stable rating outlook. Moody’s noted that its action concluded its review for possible downgrade that was initiated on October 8, 2002. Moody’s stated that its rating confirmation reflects its assessment that the credit deterioration of several companies that have an ownership interest in the Partnership, including subsidiaries of PG&E National Energy Group, Inc. (Ca senior unsecured), Aquila Inc. (Caa1 senior unsecured), and Cogentrix (B1 senior unsecured), has not significantly diminished Selkirk Cogen Funding Corporation’s ability to meet its obligations.

As previously reported on July 8, 2003, Standard and Poor’s (“S&P”) issued a press release announcing that it had lowered its corporate credit ratings on two of NEG’s subsidiaries. S&P stated these ratings actions follow the NEG Bankruptcy. S&P further stated that the rating on Selkirk Cogen Funding Corporation is not affected by the ratings action on NEG. S&P’s rating of the Partnership’s debt remains at BBB- with a stable outlook.

A downgrade of the credit ratings of the Partnership’s debt due in 2007 or 2012 by S&P or Moody’s (or both) would not be an event of default under any of the Partnership’s debt agreements and material project contracts or otherwise result in an adverse change to any material term of such agreements and contracts.

Note 7. Title V Permit

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Partnership’s consolidated financial statements and notes to the consolidated financial statements included herein. Further, this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s 2002 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q includes forward-looking statements about the future that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements. These statements are based on current expectations and assumptions, which the Partnership believes are reasonable and on information currently available to the Partnership. Actual results could differ materially from those contemplated by the forward-looking statements. Although the Partnership believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance or achievements cannot be guaranteed. Although the Partnership is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements include:

Operational Risks

The Partnership’s future results of operations and financial condition may be affected by the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; and fuel deliveries and prices.

Accounting and Risk Management

The Partnership’s future results of operations and financial condition may be affected by the effect of new accounting pronouncements; changes in critical accounting policies or estimates; the effectiveness of the Partnership’s risk management policies and procedures; the ability of the Partnership’s counterparties to satisfy their financial commitments to the Partnership and the impact of counterparties’ nonperformance on the Partnership’s liquidity position; and heightened rating agency criteria and the impact of changes in the Partnership’s credit ratings.

Legislative and Regulatory Matters

The Partnership’s business may be affected by legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries; heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of the Partnership by state and federal agencies; changes in or application of federal, state, and local laws and regulations to which the Partnership is subject; and changes in or application of Canadian laws, regulations, and policies which may impact the Partnership.

Litigation and Environmental Matters

The Partnership’s future results of operations and financial condition may be affected by compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant; the outcome of future litigation and environmental matters; and the outcome of the negotiations with the DEC regarding the Facility’s Title V operating permit as described in “Regulations and Environmental Matters” below.

Overview

The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units designed to operate independently for electrical generation, but thermally integrated for steam generation. Revenues are derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. Sales of natural gas typically occur when a unit is dispatched off-line or at less than full capacity (“Gas Resales”). In addition, sales of natural gas may also occur when the Partnership is able to optimize the long-term gas supply and transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route (“Gas Optimizations”). During the first six months of 2003, natural gas resale prices and the price of natural gas under the firm gas supply contracts have been higher than prices during the first six months of 2002. The Partnership cannot predict whether such prices will remain above 2002 levels for the balance of 2003.

The Facility will typically be scheduled on an economic basis, which takes into account the variable cost of electricity to be delivered by each unit compared to the variable cost of electricity available to the purchaser from other sources. At times, a unit will be dispatched off-line to perform scheduled maintenance. Differences in the timing and scope of scheduled maintenance can have a significant impact on revenues and the cost of revenues. During the first six months of 2003, four weeks of scheduled non-major maintenance was performed on the Facility. The Facility has a one-week non-major maintenance outage scheduled for the remainder of 2003.

Relationship with PG&E National Energy Group, Inc. (“NEG”)

JMC Selkirk, Inc. is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk, Inc. is held by an indirect subsidiary of NEG. NEG is an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEG and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEG Bankruptcy”)

in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that filed voluntarily petitions and were disclosed in previous filings as related parties of the Partnership with which it engaged in transactions are: PG&E Energy Trading-Power, L.P. (“PG&E Energy Trading–Power”) and PG&E Energy Trading – Gas Corporation (“PG&E Energy Trading–Gas”). As of May 31, 2003, the Partnership ceased transactions with PG&E Energy Trading–Power and PG&E Energy Trading–Gas. The Partnership believes there are sufficient counterparties available with which to undertake transactions in the electric and gas market and therefore, the bankruptcy filings of PG&E Energy Trading–Power and PG&E Energy Trading–Gas will not have a material impact on the results of operations of the Partnership.

Additionally, on July 8, 2003, NEG filed its plan of reorganization (“the NEG Plan”). The NEG Plan anticipates that PG&E Corporation will have no equity interest in NEG or any of its subsidiaries after the NEG Plan is confirmed by the Bankruptcy Court and implemented. On July 7, 2003 the officers of PG&E Corporation who were serving on the Board of Directors of NEG resigned their positions. On July 7 and July 8, 2003, the NEG Board elected replacement directors who are not affiliated with PG&E Corporation. While continuing to maintain legal ownership, effective with this change in control of the Board and the NEG Bankruptcy, PG&E Corporation no longer retains significant influence over the ongoing operations of NEG.

Neither the Partnership nor any of its NEG affiliated partners, including JMC Selkirk, Inc. and PentaGen Investors, L.P., are parties to the NEG Bankruptcy. The Managing General Partner believes that JMC Selkirk, Inc., PentaGen Investors, L.P. and the Partnership will not be substantively consolidated with NEG in any bankruptcy proceeding involving NEG. The Partnership believes that the NEG Bankruptcy will not have a material adverse impact on its operations.

However, the Partnership cannot be certain that the NEG Bankruptcy will not affect NEG’s ownership arrangements with respect to the Partnership or the ability of JMC Selkirk, Inc. or JMCS I Management, Inc. to manage the Partnership. The Partnership Agreement provides certain management rights to RCM Selkirk GP, Inc. in the event that JMC Selkirk, Inc. were to be included in a bankruptcy involving NEG, or either JMC Selkirk, Inc. or JMCS I Management, Inc. were to be in material default of its obligations to the Partnership (following notice and a 120 day cure period), including (i) the removal of JMC Selkirk, Inc. as the managing general partner, (ii) the appointment of itself as the successor managing general partner, and (iii) the termination of the administrative services agreement with JMCS I Management, Inc. and subsequent appointment of a RCM Selkirk GP, Inc. affiliate as the project management firm. Enforcement of these rights by RCM Selkirk GP, Inc. could, however, be delayed or impeded as a result of any bankruptcy proceeding involving JMC Selkirk, Inc. Moreover, the bankruptcy of any partner of the Partnership would be an event of default under the Partnership’s Credit Agreement. However, the Partnership believes that any contingent reimbursement obligations arising under letters of credit issued under this Credit Agreement could be secured with cash collateral financed with cash flows from operations.

Results of Operations

The following tables set forth operating revenue and related data for the three and six months ended June 30, 2003 and 2002 (dollars and volumes in millions).

	Three Months Ended June 30,

	2003		2002

	Volume	Dollars	Volume	Dollars

Dispatch factor:
Unit 1	98.1%		95.2%
Unit 2	74.4%		57.8%
Capacity factor:
Unit 1	94.4%		91.7%
Unit 2	70.9%		56.2%
Electric and steam revenues:
Unit 1 (Kwh)	164.8	$16.3	159.9	$12.7
Unit 2 (Kwh)	410.5	39.3	325.0	32.3
Steam (lbs)	337.4	(0.1)	301.5	(0.1)

Total electric and steam revenues		55.5		44.9
Fuel revenues:
Gas resales (mmbtu)	1.1	6.9	2.0	7.2
Gas optimizations (mmbtu)	—	—	0.3	1.3
Peak shaving arrangements (mmbtu)	—	—	—	—

Total fuel revenues		6.9		8.5

Total operating revenues		$62.4		$53.4

	Six Months Ended June 30,

	2003		2002

	Volume	Dollars	Volume	Dollars

Dispatch factor:
Unit 1	97.3%		97.6%
Unit 2	87.1%		77.7%
Capacity factor:
Unit 1	93.2%		97.8%
Unit 2	84.5%		67.6%
Electric and steam revenues:
Unit 1 (Kwh)	323.7	$37.2	338.4	$27.6
Unit 2 (Kwh)	972.9	85.4	777.9	66.8
Steam (lbs)	688.1	—	669.2	—

Total electric and steam revenues		122.6		94.4
Fuel revenues:
Gas resales (mmbtu)	1.2	7.5	2.6	8.7
Gas optimizations (mmbtu)	0.2	1.6	0.9	2.8
Peak shaving arrangements (mmbtu)	0.2	2.5	—	0.5

Total fuel revenues		11.6		12.0

Total operating revenues		$134.2		$106.4

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

Three Months Ended June 30, 2003 Compared to the Three Months Ended June 30, 2002

Overall Results

Net income was $9.6 million for the three months ended June 30, 2003, an increase of $6.9 million from the same period in the prior year. This increase was primarily due to higher Unit 1 electric revenues and lower maintenance expenses.

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

Operating revenues were $62.4 million for the three months ended June 30, 2003, an increase of $9.0 million from the same period in the prior year. This increase was primarily due to higher electric revenues. Unit 1 electric revenues increased by $3.6 million in the second quarter of 2003 primarily due to higher fuel index pricing in the energy component of the Niagara Mohawk Power Corporation (“Niagara Mohawk”) monthly contract payment and higher market energy prices. Unit 2 electric revenues increased by $7.0 million in the second quarter of 2003 primarily due to higher fuel index pricing in the Consolidated Edison Company of New York, Inc. (“Con Edison”) contract price for delivered energy and higher volumes of delivered energy. The higher volumes of delivered energy in the second quarter of 2003 primarily resulted from the higher availability of Unit 2. During the second quarter of 2003, a four-week scheduled maintenance outage was performed on Unit 2, as compared to the performance of a six-week scheduled maintenance outage on Unit 2 during the same period in the prior year. Fuel revenues decreased by $1.6 million in the second quarter of 2003 primarily due to no sales of natural gas under gas optimizations.

Cost of Revenues

The cost of revenues was $43.9 million for the three months ended June 30, 2003, an increase of $2.2 million from the same period in the prior year. This increase was primarily due to higher fuel costs, partially offset by lower maintenance costs. Fuel and transmission costs increased by $7.4 million in the second quarter of 2003 primarily due to the higher price for natural gas under the firm gas supply contracts. Other operating and maintenance costs decreased by $5.2 million in the second quarter of 2003 primarily due to differences in the scope of scheduled maintenance. During the second quarter of 2003, a non-major maintenance outage was performed on Unit 2, as compared to the performance of a major maintenance outage on Unit 2 during the same period in the prior year.

Six Months Ended June 30, 2003 Compared to the Six Months Ended June 30, 2002

Overall Results

Net income was $24.6 million for the six months ended June 30, 2003, an increase of $12.5 million from the same period in the prior year. This increase was primarily due to higher Unit 1 electric revenues and lower maintenance expenses.

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

Operating revenues were $134.2 million for the six months ended June 30, 2003, an increase of $27.8 million from the same period in the prior year. This increase was primarily due to higher electric revenues. Unit 1 electric revenues increased by $9.6 million in the first six months of 2003 primarily due to higher fuel index pricing in the energy component of the Niagara Mohawk monthly contract payment and higher market energy prices. Unit 2 electric revenues increased by $18.6 million in the first six months of 2003 primarily due to higher fuel index pricing in the Con Edison contract price for delivered energy and higher volumes of delivered energy. The higher volumes of delivered energy in the first six months of 2003 primarily resulted from the higher availability of Unit 2. During the first six months of 2003, a four-week scheduled maintenance outage was performed on Unit 2, as compared to the performance of a four-week and six-week scheduled maintenance outage on Unit 2 during the same period in the prior year.

Cost of Revenues

The cost of revenues was $91.7 million for the six months ended June 30, 2003, an increase of $15.8 million from the same period in the prior year. This increase was primarily due to higher fuel costs, partially offset by lower maintenance costs. Fuel and transmission costs increased by $24.8 million in the first six months of 2003 primarily due to the higher price for natural gas under the firm gas supply contracts. Other operating and maintenance costs decreased by $8.5 million in the first six months of 2003 primarily due to differences in the scope of scheduled maintenance. During the first six months of 2003, a non-major maintenance outage was performed on Unit 2, as compared to the performance of two major maintenance outages on Unit 2 during the same period in the prior year.

Liquidity and Capital Resources

Net cash provided by operating activities was $9.3 million for the three months ended June 30, 2003, an increase of $8.8 million from the same period in the prior year. Net cash provided by operating activities was $31.4 million for the six months ended June 30, 2003, an increase of $10.9 million from the same period in the prior year. Net cash provided by operating activities primarily represents net income, adjusted by non-cash expenses and income, plus the net effect of changes within the Partnership’s operating assets and liability accounts.

Net cash used in investing activities was $0.3 million for the three months ended June 30, 2003, a decrease of $1.6 million from the same period in the prior year. Net cash used in investing activities was $0.5 million for the six months ended June 30, 2003, a decrease of $1.6 million from the same period in the prior year. Net cash used in investing activities represents additions to plant and equipment.

Net cash used in financing activities was $3.4 million for the three months ended June 30, 2003, an increase of $4.7 million from the same period in the prior year. Net cash used in financing activities was $27.1 million for the six months ended June 30, 2003, an increase of $5.8 million from the same period in the prior year. These increases were primarily due to additional cash becoming available to distribute to partners and higher principal payments on long-term debt. Pursuant to the Partnership’s Depositary and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. Net cash flows used in financing activities during the three and six months ended June 30, 2003 and 2002 primarily represent distributions to partners and the semi-annual payment of principal and interest on long-term debt.

Credit Ratings

As previously reported on June 4, 2003, Moody’s Investors Service (“Moody’s”) issued a press release announcing that it had confirmed the senior secured debt of Selkirk Cogen Funding Corporation at Baa3 with a stable rating outlook. Moody’s noted that its action concluded its review for possible downgrade that was initiated on October 8, 2002. Moody’s stated that its rating confirmation reflects its assessment that the credit deterioration of several companies that have an ownership interest in the Partnership, including subsidiaries of PG&E National Energy Group, Inc. (Ca senior unsecured), Aquila Inc. (Caa1 senior unsecured), and Cogentrix (B1 senior unsecured), has not significantly diminished Selkirk Cogen Funding Corporation’s ability to meet its obligations. Moody’s stated that the Baa3 rating reflects consistently strong and predictable operating performance. Moody’s stated that its stable ratings outlook reflects an expectation of continued predictable financial performance over the near term.

As previously reported on July 8, 2003, Standard and Poor’s (“S&P”) issued a press release announcing that it had lowered its corporate credit ratings on two of NEG’s subsidiaries. S&P stated these ratings actions follow the NEG Bankruptcy. S&P further stated that the rating on Selkirk Cogen Funding Corporation is not affected by the ratings action on NEG because this project financing is structured as a bankruptcy-remote entity and is not 100% owned by NEG. Therefore, the incentive to consolidate it in a bankruptcy of NEG is low. S&P’s rating of the Partnership’s debt remains at BBB- with a stable outlook.

     A downgrade of the credit ratings of the Partnership’s debt due in 2007 or 2012 by S&P or Moody’s (or both) would not be an event of default under any of the Partnership’s debt agreements and material project contracts or otherwise result in an adverse change to any material term of such agreements and contracts.

Credit Agreement

Until August 8, 2003, the Partnership had available for its use a credit agreement, as amended (the “Old Credit Agreement”), with a maximum available credit of $7.5 million. Under the Old Credit Agreement, a $2.5 million letter of credit had been posted to meet security requirements under one of the Partnership’s natural gas transportation service contracts with TransCanada Pipelines Limited (the “Gas Transportation Contract”), and $5.0 million was available for working capital purposes. As of June 30, 2003, there were no amounts drawn under such letter of credit and no balances outstanding under the working capital arrangement. On July 22, 2003, the Partnership substituted cash collateral to secure the obligations previously secured by the letter of credit, which was terminated.

On August 8, 2003, the Partnership entered into an amendment to replace the Old Credit Agreement that substituted Citizens Bank of Massachusetts for the previous lender, letter of credit issuer and agent and provided for a maximum available credit (including both outstanding letters of credit and working capital loans) of $10.0 million (the “Amended Credit Agreement” and together with the Old Credit Agreement, the “Credit Agreement”). Outstanding balances of working capital loans under the Amended Credit Agreement bear interest at a Base Rate plus 0% per annum with principal and interest payable monthly in arrears. The Base Rate under the Amended Credit Agreement is the greater of (i) a rate equal to the sum of the Federal Funds rate plus 0.50%, and (ii) the Prime Rate publicly announced by Citizens Bank of Massachusetts. The Amended Credit Agreement is available to the Partnership for the purposes of meeting letter of credit requirements under various fuel–related contracts and for meeting working capital requirements. The Partnership is in the process of replacing the cash collateral previously posted on July 22, 2003 to secure its obligations under the Gas Transportation Contract with a letter of credit to be issued under the Amended Credit Agreement.

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

Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash and restricted cash and the variable rate that these financial instruments may adjust to in the future. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cashflows as a result of assumed changes in market interest rates. As of June 30, 2003, a 10% decrease in interest rates would be immaterial to the Partnership’s consolidated financial statements.

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

The Partnership uses sensitivity analysis to measure its foreign currency exchange rate exposure not covered by the currency swap agreements. Based upon a sensitivity analysis at June 30, 2003, a 10% devaluation of the U.S. Dollar in relation to the Canadian dollar would be immaterial to the Partnership’s consolidated financial statements.

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

As of June 30, 2003, the Partnership’s credit risk is primarily concentrated with the following customers: Consolidated Edison Company of New York, Inc., Niagara Mohawk Power Corporation and the New York Independent System Operator, all of whom are considered to be of investment grade.

Significant Commitments

There have been no new significant contractual obligations or commercial commitments since December 31, 2002.

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

The Partnership adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS Nos. 137 and 138 (collectively, SFAS No. 133), on January 1, 2001. SFAS No. 133 requires the Partnership to recognize all derivatives, as defined in the statement, on the consolidated balance sheets at fair value. Derivatives, or any portion thereof, that are not effective hedges must be adjusted to fair value through income. If derivatives are effective hedges, depending on the nature of the hedges, changes in the fair value of derivatives either will offset the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or will be recognized in other comprehensive income (loss) until the hedged items are recognized in earnings. Derivatives are classified as asset for derivative contracts and liability for derivative contracts on the consolidated balance sheets (see Note 4 to the Consolidated Financial Statements — Accounting for Derivative Contracts).

Accounting Principles Issued But Not Yet Adopted

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”), which expands upon existing accounting guidance addressing when a company should include in its financial statements the assets, liabilities, and activities of another entity or arrangement with which it is involved. A “variable interest entity” is an entity that does not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support from other parties or an entity where equity investors lack the essential characteristics of a controlling financial interest.

Until the issuance of FIN 46, a company generally included another entity in its consolidated financial statements only if it controlled the entity through voting interests. FIN 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns, or both. A company that consolidates a variable interest entity is now referred to as the “primary beneficiary” of that entity. FIN 46 requires disclosures of variable interest entities that the company is not required to consolidate but in which it has a significant variable interest.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and June 30, 2003. The consolidation requirements are applicable to the Partnership in the third quarter 2003. The Partnership is currently evaluating the impacts of Interpretation No. 46’s initial recognition, measurement, and disclosure provisions and does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

In April 2003, the FASB issued Statement No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities (“SFAS No. 149”). SFAS No. 149 amends and clarifies the accounting and reporting for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative according to SFAS No. 133 and when a derivative contains a financing component that warrants special reporting in the statement of cash flows. The provisions of SFAS No. 149 that relate to SFAS No. 133 Implementation Issues that have been effective for periods that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates.

The requirements of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The Partnership is currently evaluating the impacts, if any, of SFAS No. 149 on its consolidated financial statements.

Legal Matters

The Partnership is a party in various legal proceedings and potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations. See Part I, Item 3 of the Partnership’s December 31, 2002 Annual Report on Form 10-K for further discussion of significant pending litigation.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Based on an evaluation of the Partnership’s disclosure controls and procedures conducted on July 16, 2003, the principal executive officers and principal financial officers of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., and Selkirk Cogen Funding Corporation have concluded that such controls and procedures effectively ensure that information required to be disclosed by the Partnership in reports the Partnership files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized, and reported, within the time periods specified in the Securities and Exchange Commission (“SEC”) rules and forms.

Changes in Internal Controls

There were no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description of Exhibit

10.1	Amendment No. 6 to Credit Agreement, dated August 8, 2003, between the Partnership and Citizens Bank of Massachusetts

10.4	Letter Agreement regarding O&M Agreement, dated June 27, 2003, between the Partnership and GE International, Inc.

31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

Exhibit No.	Description of Exhibit

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

(B) Reports on Form 8-K

On June 6, 2003, the Registrant filed a report on Form 8-K disclosing the ratings action by Moody’s Investors Service.

On July 22, 2003, the Registrant filed a report on Form 8-K disclosing the PG&E National Energy Group, Inc. Bankruptcy.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELKIRK COGEN PARTNERS, L.P.

	By:	JMC SELKIRK, INC., Managing General Partner

Date: August 13, 2003	/s/ THOMAS E. LEGRO

	Name:	Thomas E. Legro
	Title:	Vice President, Controller, Chief Accounting Officer and Director

SELKIRK COGEN FUNDING CORPORATION

Date: August 13, 2003	/s/ THOMAS E. LEGRO

	Name:	Thomas E. Legro
	Title:	Vice President, Controller, Chief Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

10.1	Amendment No. 6 to Credit Agreement, dated August 8, 2003, between the Partnership and Citizens Bank of Massachusetts

10.4	Letter Agreement regarding O&M Agreement, dated June 27, 2003, between the Partnership and GE International, Inc.

31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 13, 2003