Form 10-Q
period 2004-03-31
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2004-05-11
CIK 929518, 929540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

(301) 280-6800
(Registrants’ telephone number, including area code)

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

     Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes [  ] No [X]

     As of May 10, 2004, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value, outstanding.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	1
	Consolidated Statements of Operations for the three months ended March 31, 2004 and 2003	2
	Consolidated Statements of Cash Flows for the three months ended March 31, 2004 and 2003	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Results of Operations	14
	Liquidity and Capital Resources	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18
Item 4.	Controls and Procedures	18
	PART II. OTHER INFORMATION
Item 6.	Exhibits and Reports on Form 8-K	19
SIGNATURES		20

i

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	March 31,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$887	$3,216
Restricted funds	29,058	10,652
Accounts receivable	22,471	22,449
Due from affiliates	—	58
Inventory	10,626	9,460
Other current assets	981	1,095

Total current assets	64,023	46,930

PLANT AND EQUIPMENT:
Plant and equipment, at cost	376,414	375,794
Less: Accumulated depreciation	127,653	124,495

Plant and equipment, net	248,761	251,299

OTHER LONG-TERM ASSETS:
Long-Term restricted funds	31,425	30,895
Deferred financing charges, net of accumulated amortization of $11,263 and $11,014, respectively	5,028	5,277

TOTAL ASSETS	$349,237	$334,401

LIABILITIES AND PARTNERS’ DEFICITS
CURRENT LIABILITIES:
Accounts payable	$479	$2,114
Accrued bond interest payable	7,691	327
Accrued fuel expenses	11,990	11,542
Accrued property taxes	3,600	1,750
Accrued operating and maintenance expenses	926	4,793
Other accrued expenses	1,413	2,394
Due to affiliates	817	977
Liability for derivative contracts	459	498
Current portion of deferred revenue	707	707
Current portion of long-term bonds	19,587	19,587

Total current liabilities	47,669	44,689
LONG-TERM LIABILITIES:
Other long-term liabilities	5,081	6,200
Deferred revenue, net of current portion	2,299	2,476
Long-term bonds, net of current portion	312,283	312,283

Total liabilities	367,332	365,648

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICITS:
General partners’ deficits	(190)	(316)
Limited partners’ deficits	(17,446)	(30,433)
Accumulated other comprehensive loss	(459)	(498)

Total partners’ deficits	(18,095)	(31,247)

TOTAL LIABILITIES AND PARTNERS’ DEFICITS	$349,237	$334,401

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
OPERATING REVENUES:
Electric and steam	$64,434	$67,164
Fuel	10,098	4,649

Total operating revenues	74,532	71,813
COST OF REVENUES:
Fuel and transmission	39,645	41,570
Other operating and maintenance	3,322	3,146
Depreciation	3,158	3,140

Total cost of revenues	46,125	47,856

GROSS PROFIT	28,407	23,957

OTHER OPERATING EXPENSES:
Administrative services, affiliates	383	418
Other general and administrative	671	633

Total other operating expenses	1,054	1,051

OPERATING INCOME	27,353	22,906

INTEREST (INCOME) EXPENSE:
Interest income	(131)	(152)
Interest expense	7,613	8,001

Total interest expense, net	7,482	7,849

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	19,871	15,057
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	(53)

NET INCOME	$19,871	$15,004

NET INCOME ALLOCATION:
General partners	$199	$151
Limited partners	19,672	14,853

TOTAL	$19,871	$15,004

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended
	March 31,	March 31,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,871	$15,004
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	53
Depreciation, amortization and accretion	3,408	3,403
Deferred revenue	(177)	(177)
Increase (decrease) in cash resulting from a change in:
Accounts receivable	(22)	(7,858)
Due from affiliates	58	1,562
Inventory	(1,166)	(56)
Other current assets	114	178
Accounts payable	(1,635)	105
Accrued bond interest payable	7,364	7,739
Accrued fuel expenses	448	4,618
Accrued property taxes	1,850	100
Accrued operating and maintenance expenses	(3,867)	(468)
Other accrued expenses	(981)	(1,220)
Due to affiliates	(160)	(601)
Other long-term liabilities	(1,120)	(1,020)

Net cash provided by operating activities	23,985	21,362

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted funds	(18,936)	(22,951)
Plant and equipment additions	(620)	(157)

Net cash used in investing activities	(19,556)	(23,108)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(6,758)	—

Net cash used in financing activities	(6,758)	—

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,329)	(1,746)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	3,216	2,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$887	$970

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

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the consolidated statements of cash flows for the three months ended March 31, 2003 to conform with the current period’s basis of presentation. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Partnership’s December 31, 2003 Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of revenue, expenses, assets and liabilities, and the disclosure of contingencies. Actual results could differ from these estimates.

Comprehensive Income

The Partnership’s comprehensive income consists principally of net income and changes in the market value of certain financial hedges under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended ( “SFAS No. 133”).

The schedule below summarizes the activities affecting comprehensive income for the three months ended March 31, 2004 and 2003 (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$19,871	$15,004
Net gain (loss) from current period hedging transactions in accordance with SFAS No. 133	(174)	1,388
Net reclassification to earnings	213	457

Comprehensive Income	$19,910	$16,849

Note 2. Significant Accounting Policies

Except as disclosed, the Partnership is following the same accounting principles discussed in the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Adoption of New Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 150, Accounting for Certain Financial Instruments with the Characteristics of Both Liabilities and Equity (“SFAS No. 150”). SFAS No. 150 addresses concerns of how to measure and classify in the statement of financial position certain financial instruments that have characteristics of both liabilities and equity. Freestanding financial instruments including mandatory redeemable financial instruments, obligations to repurchase an issuer’s equity shares by transferring assets, and certain obligations to issue a variable number of shares, must be valued and classified as liabilities. Instruments that are redeemable only upon liquidation or termination of the reporting entity continue to be treated as equity instruments.

Freestanding financial instruments falling within the scope of SFAS No. 150 are initially valued at fair value. Subsequent valuation depends on the nature of the instrument. If both the redemption date and price are fixed, the instrument’s value should be accreted to the redemption amount using the effective interest method. If either the redemption date or amount is not fixed, then the instrument should be carried at the amount of cash that would be paid under the conditions as specified in the contract if the shares were redeemed at the reporting date. Adjustments to the July 1 carrying value of instruments, which were issued prior to the issuance date of the SFAS No. 150, are recorded as a cumulative effect of a change in accounting principle. SFAS No. 150 is effective for non-public entities, as defined in the statement, in the fiscal period beginning after December 31, 2003. This statement was adopted on January 1, 2004 and did not have an impact on the Partnership’s consolidated financial statements.

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

     Note 3. Related Party Transactions

JMCS I Management, Inc. (“JMCS I Management”), an affiliate of JMC Selkirk Inc. (“JMC Selkirk”), manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. The cost of services provided by JMCS I Management are included in administrative services – affiliates in the accompanying consolidated statements of operations. The total amount due to JMCS I Management at March 31, 2004, was approximately $202,000.

The Partnership purchases from and sells gas to affiliates of JMC Selkirk. As of May 31, 2003, the Partnership ceased transactions with NEGT Energy Trading–Gas Corporation (“NEGT Energy Trading–Gas”). Gas purchases are recorded as fuel costs and sales of gas are recorded as fuel revenues in the accompanying consolidated statements of operations. There were no amounts due to/from affiliates for purchases and sales of gas at March 31, 2004.

Gas purchased from affiliates is as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
NEGT Energy Trading–Gas	$—	$4,901
MASSPOWER	112	—

     Gas sold to affiliates is as follows (dollars in thousands):

	Three months ended March 31,
	2004	2003
NEGT Energy Trading–Gas	$—	$2,186

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, to provide firm transportation of natural gas from Canada. Firm fuel transportation services for the three months ended March 31, 2004 totaled approximately $1,810,000, compared to approximately $1,774,000 for the same period in the prior year. These services are recorded as fuel costs in the accompanying consolidated statements of operations. The total amount due to IGTS for firm transportation at March 31, 2004, was approximately $615,000.

Note 4. Accounting For Derivative Contracts

Currency Exchange Contracts

The Partnership has a foreign currency exchange contract to hedge against fluctuations in fuel transportation costs, which are denominated in Canadian dollars. Under the currency exchange agreement, which commenced on May 25, 1995 and terminates on December 25, 2004, the Partnership exchanges approximately $1,044,000 U.S. dollars for $1,300,000 Canadian dollars on a monthly basis. The Partnership accounts for its foreign exchange contract as a cash flow hedge and records on the consolidated balance sheets a liability for derivative contracts with the offset in other comprehensive income (loss).

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the three months ended March 31, 2004 and 2003 (in thousands):

	Three months ended March 31,
	2004	2003
Beginning accumulated other comprehensive loss at January 1	$(498)	$(5,125)
Net change of current period hedging transactions gain (loss)	(174)	1,388
Net reclassification to earnings	213	457

Ending accumulated other comprehensive loss	$(459)	$(3,280)

The Partnership expects that net derivative losses of approximately $459,000, included in accumulated other comprehensive loss as of March 31, 2004, will be reclassified into earnings within the next twelve months.

Note 5. Relationship with National Energy & Gas Transmission, Inc. (“NEGT”)

JMC Selkirk is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk is held by an indirect subsidiary of NEGT. NEGT is an indirect subsidiary of PG&E Corporation.

NEGT, through its indirect subsidiaries JMC Selkirk and JMCS I Management, manages the Partnership. On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that filed voluntarily petitions and were disclosed in previous reports as related parties of the Partnership with which it engaged in transactions are: NEGT

Energy Trading-Power, L.P. and NEGT Energy Trading–Gas. There were no amounts due to or from these subsidiaries at March 31, 2004.

None of the Partnership or its NEGT affiliated partners (JMC Selkirk and PentaGen Investors, L.P.) are parties to the NEGT Bankruptcy. The Managing General Partner believes that JMC Selkirk, PentaGen Investors, L.P., and the Partnership will not be substantively consolidated with NEGT in any bankruptcy proceeding involving NEGT, and that the NEGT Bankruptcy will not have a material adverse impact on the Partnership’s operations.

However, the Partnership cannot be certain that the NEGT Bankruptcy will not affect NEGT’s arrangements with respect to the Partnership or the ability of JMC Selkirk or JMCS I Management to manage the Partnership. The Partnership Agreement provides certain management rights to the other general partner of the Partnership, RCM Selkirk GP, Inc. (“RCM Selkirk GP”), in the event that JMC Selkirk were to be included as a debtor within the NEGT Bankruptcy, or either JMC Selkirk or JMCS I Management were to be in material default of its obligations to the Partnership (following notice and a 120 day cure period). These protections (the “Special Management Rights”) include (i) the removal of JMC Selkirk as the managing general partner, (ii) the appointment of itself as the successor managing general partner, and (iii) the termination of the administrative services agreement with JMCS I Management and subsequent appointment of a RCM Selkirk GP affiliate as the project management firm. Enforcement of these rights by RCM Selkirk GP could, however, be delayed or impeded as a result of any bankruptcy proceeding involving JMC Selkirk. Moreover, the bankruptcy of any partner of the Partnership would be an event of default under the Partnership’s Credit Agreement.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (the “POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplates that, unless NEGT sells its power generation and pipeline businesses as described in the POR, it will retain and continue to operate these businesses, separate from PG&E Corporation, and will issue new debt securities and common stock. NEGT’s indirect ownership interest in the general partner interest of JMC Selkirk and the limited partner interests of JMC Selkirk and PentaGen Investors, L.P. in the Partnership are included within its power generation business. The Partnership cannot predict whether a sale by NEGT of its interest in the Partnership (a “NEGT Interest Sale”) will be completed. Any NEGT Interest Sale may affect JMCS I Management’s administrative services agreement with the Partnership. Further, if a NEGT Interest Sale were to be completed, the ability of JMC Selkirk or JMCS I Management to manage the Partnership may be adversely affected, in which event RCM Selkirk GP may be entitled to exercise the Special Management Rights set forth in the Partnership Agreement.

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

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the Partnership’s consolidated financial statements and notes to the accompanying consolidated financial statements included herein. Further, this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Cautionary Statement Regarding Forward-Looking Statements

The information in this Quarterly Report on Form 10-Q includes forward-looking statements about the future that are necessarily subject to various risks and uncertainties. Use of words like “anticipate,” “estimate,” “intend,” “project,” “plan,” “expect,” “will,” “believe,” “could,” and similar expressions help identify forward-looking statements and constitute forward-looking statements under the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations and assumptions, which the Partnership believes are reasonable and on information currently available to the Partnership. Actual results could differ materially from those contemplated by the forward-looking statements. Although the Partnership believes that the expectations reflected in the forward-looking statements are reasonable, future results, events, levels of activity, performance or achievements cannot be guaranteed. Although the Partnership is not able to predict all the factors that may affect future results, some of the factors that could cause future results to differ materially from those expressed or implied by the forward-looking statements or historical results include:

Operational Risks

The Partnership’s future results of operations and financial condition may be affected by the performance of equipment; levels of dispatch; the receipt of certain capacity and other fixed payments; electricity prices; natural gas resale prices; fuel deliveries and prices; unanticipated changes in operating expenses or capital expenditures or other maintenance activities; variations in weather and natural disasters; and the potential impacts of threatened or actual terrorism and war.

Accounting and Risk Management

The Partnership’s future results of operations and financial condition may be affected by the effect of new accounting pronouncements; changes in critical accounting policies or estimates; the effectiveness of the Partnership’s risk management policies and procedures; changes in the number of participants in the energy trading markets; the ability of the Partnership’s counterparties to satisfy their financial commitments to the Partnership and the impact of counterparties’ nonperformance on the Partnership’s liquidity position; and heightened rating agency criteria and the impact of changes in the Partnership’s credit ratings.

Legislative and Regulatory Matters

The Partnership’s business may be affected by legislative or regulatory changes affecting the electric and natural gas industries in the United States, including the pace and extent of efforts to restructure the electric and natural gas industries; heightened regulatory and enforcement agency focus on the energy business with the potential for changes in industry regulations and in the treatment of the Partnership by state and federal agencies; changes in or application of federal, state, and local laws and regulations to which the Partnership is subject including changes in corporate governance and securities laws requirements; and changes in or application of Canadian laws, regulations, and policies which may impact the Partnership.

Litigation and Environmental Matters

The Partnership’s future results of operations and financial condition may be affected by compliance with existing and future environmental and safety laws, regulations, and policies, the cost of which could be significant; the outcome of future litigation and environmental matters; and the outcome of the negotiations with the New York State Department of Environmental Conservation (“DEC”) regarding the Facility’s Title V operating permit as described in “Regulations and Environmental Matters” below.

Business Description

The Partnership owns a natural gas-fired, combined-cycle cogeneration facility consisting of two units designed to operate independently for electrical generation, but thermally integrated for steam generation. Revenues are derived primarily from sales of electricity and, to a lesser extent, from sales of steam and natural gas. The Partnership operates as a single business segment.

The Partnership has long-term contracts for the sale of electric capacity and energy produced by the Facility with Niagara Mohawk Power Corporation (“Niagara Mohawk”) and Con Edison Company of New York, Inc. (“Con Edison”). Under the Amended and Restated Niagara Mohawk Power Purchase Agreement, the Partnership has dispatch decision–making authority for Unit 1, whereby it has the ability and flexibility to operate the unit based on current market conditions. Under the Con Edison Power Purchase Agreement, Con Edison dispatches Unit 2 on an economic basis, whereby it takes into account the variable cost of electricity to be delivered by the unit compared to the variable cost of electricity available from other sources.

The Partnership directs the supply and transportation of natural gas to Unit 1 and Unit 2 under its long-term gas supply and transportation agreements so as to have sufficient quantities of natural gas available at the Facility to meet its scheduled operation. In addition, the Partnership may enter into short-term transactions to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These transactions include “gas resales”, “gas transportation optimizations” and “peak shaving arrangements”. Gas resales are sales of excess natural gas supplies when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity. Gas transportation optimizations are transactions whereby the Partnership is able to optimize the long-term gas transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Peak shaving arrangements are transactions whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership’s firm natural gas supply for a specified number of days during the winter season.

The Partnership determines when to schedule a unit off-line for major maintenance activities based upon equipment manufacturer guidelines, the actual condition of the unit based on maintenance experience, operating experience, and operating schedule. Taking into account these factors, coupled with current capacity factors, recent operating experience, and industry practice, scheduled major maintenance outages may be expected to occur approximately every three years. Differences in the timing and scope of scheduled maintenance can have a significant impact on revenues and the cost of revenues.

Executive Summary

During the first quarter of 2004, the Partnership benefited from calls on the peak shaving arrangement during a period of price spikes in the winter natural gas market. The Partnership generated net income of $19.9 million and cash flows from operations of $24.0 million during the first quarter of 2004. The increase in earnings and cash flows from operations compared to same period in the prior year was primarily due to higher fuel revenues.

Average electric energy market prices and the price of electric energy under the Partnership’s power purchase agreements were lower during the first quarter of 2004 as compared to the same period in the prior year. Average natural gas resale prices and the price of natural gas under the Partnership’s firm gas supply agreements were comparable during the first quarters of 2004 and 2003. The Partnership cannot predict whether these trends will continue for the balance of 2004.

The Partnership has scheduled the Facility for five weeks of major maintenance outages during the remainder of 2004, as compared to the five weeks of non-major maintenance outages experienced during the same period in the prior year. Although the maintenance outages scheduled for 2004 are for the same duration as those experienced during 2003, the Partnership cannot predict electric and gas market conditions or the resulting impact on revenues during 2004. As a result of the expanded scope of the scheduled maintenance outages planned for 2004, the Partnership expects maintenance expenses to be higher in 2004 as compared to 2003. However, the Partnership does not expect the cost of major maintenance in 2004 to have a significant impact on cash flows used in operations, as the majority of these expenditures will be funded from the Major Maintenance Reserve Fund.

Relationship with National Energy & Gas Transmission, Inc. (“NEGT”)

JMC Selkirk, Inc. (“JMC Selkirk”) is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk is held by an indirect subsidiary of NEGT. NEGT is an indirect subsidiary of PG&E Corporation.

NEGT, through its indirect subsidiaries JMC Selkirk and JMCS I Management, Inc. (“JMCS I Management”), manages the Partnership. On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that filed voluntarily petitions and were disclosed in previous reports as related parties of the Partnership with which it engaged in transactions are: NEGT Energy Trading-Power, L.P. and NEGT Energy Trading–Gas Corporation. There were no amounts due to or from these subsidiaries at March 31, 2004.

None of the Partnership or its NEGT affiliated partners (JMC Selkirk and PentaGen Investors, L.P.) are parties to the NEGT Bankruptcy. The Managing General Partner believes that JMC Selkirk, PentaGen Investors, L.P., and the Partnership will not be substantively consolidated with NEGT in any bankruptcy proceeding involving NEGT, and that the NEGT Bankruptcy will not have a material adverse impact on the Partnership’s operations.

However, the Partnership cannot be certain that the NEGT Bankruptcy will not affect NEGT’s arrangements with respect to the Partnership or the ability of JMC Selkirk or JMCS I Management to manage the Partnership. The Partnership Agreement provides certain management rights to the other general partner of the Partnership, RCM Selkirk GP, Inc. (“RCM Selkirk GP”), in the event that JMC Selkirk were to be included as a debtor within the NEGT Bankruptcy, or either JMC Selkirk or JMCS I Management were to be in material default of its obligations to the Partnership (following notice and a 120 day cure period). These protections (the “Special Management Rights”) include (i) the removal of JMC Selkirk as the managing general partner, (ii) the appointment of itself as the successor managing general partner, and (iii) the termination of the administrative services agreement with JMCS I Management and subsequent appointment of a RCM Selkirk GP affiliate as the project management firm. Enforcement of these rights by RCM Selkirk GP could, however, be delayed or impeded as a result of any bankruptcy proceeding involving JMC Selkirk. Moreover, the bankruptcy of any partner of the Partnership would be an event of default under the Partnership’s Credit Agreement.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (the “POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplates that, unless NEGT sells its power generation and pipeline businesses as described in the POR, it will retain and continue to operate these businesses, separate from PG&E Corporation, and will issue new debt securities and common stock. NEGT’s indirect ownership interest in the general partner interest of JMC Selkirk and the limited partner interests of JMC Selkirk and PentaGen Investors, L.P. in the Partnership are included within its power generation business. The

Partnership cannot predict whether a sale by NEGT of its interest in the Partnership (a “NEGT Interest Sale”) will be completed. Any NEGT Interest Sale may affect JMCS I Management’s administrative services agreement with the Partnership. Further, if a NEGT Interest Sale were to be completed, the ability of JMC Selkirk or JMCS I Management to manage the Partnership may be adversely affected, in which event RCM Selkirk GP may be entitled to exercise the Special Management Rights set forth in the Partnership Agreement.

Results of Operations

The following table sets forth operating revenue and related data for the three months ended March 31, 2004 and 2003 (dollars and volumes in millions).

	Three Month Ended March 31,
	2004		2003
	Volume	Dollars	Volume	Dollars
Dispatch factor:
Unit 1	91.6%		96.4%
Unit 2	93.6%		100.0%
Capacity factor:
Unit 1	88.5%		91.9%
Unit 2	90.1%		98.3%
Electric and steam revenues:
Unit 1 (Kwh)	154.4	$20.0	158.9	$20.9
Unit 2 (Kwh)	521.2	43.5	562.4	46.2
Steam (lbs)	448.1	0.9	350.7	0.1

Total electric and steam revenues		64.4		67.2
Fuel revenues:
Gas resales (mmbtu)	0.1	1.1	0.1	0.5
Gas transportation optimizations (mmbtu)	—	—	0.2	1.6
Peak shaving arrangements (mmbtu)	0.6	9.0	0.2	2.5

Total fuel revenues		10.1		4.6

Total operating revenues		$74.5		$71.8

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

Three Months Ended March 31, 2004 Compared to the Three Months Ended March 31, 2003

Overall Results

Net income was $19.9 million for the first quarter of 2004, an increase of $4.9 million from the same period in the prior year. This increase was primarily due to higher revenues under a peak shaving arrangement.

The first quarter of 2003 included a net loss for the cumulative effect of a change in accounting principle of $53 thousand. The cumulative effect was based on the Partnership’s adoption as of January 1, 2003, of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Costs (see Note 2 to the Notes to Consolidated Financial Statements).

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

Operating revenues were $74.5 million for the first quarter of 2004, an increase of $2.7 million from the same period in the prior year. This increase was primarily due to higher fuel revenues, partially offset by lower Unit 2 electric revenues. Unit 2 electric revenues decreased by $2.7 million in the first quarter of 2004 primarily due to lower fuel index pricing in the Con Edison contract price for delivered energy and lower volumes of delivered energy. Fuel revenues increased by $5.5 million in the first quarter of 2004 primarily due to the higher volume and price of natural gas sold under a peak shaving arrangement.

Cost of Revenues

The cost of revenues was $46.1 million for the first quarter of 2004, a decrease of $1.8 million from the same period in the prior year. This decrease was primarily due to lower fuel and transmission costs. Fuel and transmission costs decreased by $1.9 million in the first quarter of 2004 primarily due to the lower price of natural gas under the firm gas supply contracts.

Liquidity and Capital Resources

Sources of Cash

Net cash provided by operating activities was $24.0 million for the first quarter of 2004, as compared to $21.4 million for the same period in the prior year. The $2.6 million increase is primarily due to higher net income, partially offset by a reduction in accrued operating and maintenance expenses resulting from a payment from the Major Maintenance Fund for the purchase of spare parts.

The Partnership believes, based on current conditions and circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs during 2004.

Uses of Cash

Net cash used in investing activities was $19.6 million for the first quarter of 2004, as compared to $23.1 million for the same period in the prior year. Pursuant to the Partnership’s Deposit and Disbursement Agreement, administered by Bankers Trust Company, as depositary agent, the Partnership is required to maintain certain Restricted Funds. The $3.5 million decrease is primarily due to a payment from the Major Maintenance Fund for the purchase of spare parts. Net cash flows used in investing activities for the first quarter of 2004 primarily represent deposits of monies into the Principal and Interest Funds, disbursements made from the Major Maintenance Reserve Fund, and net additions to plant and equipment whereas, net cash flows used in investing activities for the first quarter of 2003 primarily represent deposits of monies into the Principal and Interest Funds.

Net cash used in financing activities was $6.8 million for the first quarter of 2004, as compared to zero for the same period in the prior year. The $6.8 million increase was primarily due to additional cash becoming available for distribution to the Partners.

Significant Contractual Payment Obligations

Since December 31, 2003, the Partnership has not committed to any new significant contractual payment obligations of the types described under the caption “Liquidity and Capital Resources” contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Partnership’s December 31, 2003 Annual Report on Form 10-K.

Accounting Matters

Critical Accounting Policies

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States involves the use of estimates and assumptions that affect the recorded amount of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these estimates and assumptions are considered to be Critical Accounting Policies, due to their complexity, subjectivity, and uncertainty, along with their relevance to the financial performance of the Partnership. Actual results may differ substantially from these estimates. There have been no changes to the Partnership’s critical accounting policies since December 31, 2003. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Partnership’s December 31, 2003 Annual Report of Form 10-K for further discussion.

Accounting Principles Issued But Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46, as subsequently revised in December 2003 (“FIN 46R”), is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), and supersedes EITF Issues No. 90-15 and 96-21, which prescribe accounting for lease arrangements with nonsubstantive lessors. This interpretation clarifies the application of ARB 51 to certain entities, defined as “variable interest entities” (“VIEs”), in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance it activities without additional subordinated financial support. FIN 46R requires that a VIE is to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and March 31, 2004. The Partnership is non-public entity as defined by the interpretation. As a non-public entity, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005. The Partnership has not identified any arrangements with potential VIEs. The Partnership will continue to evaluate its arrangements for potential FIN 46R application effective January 1, 2005. The Partnership does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

Legal Matters

The Partnership is a party in various legal proceedings and may be subject to potential claims arising in the ordinary course of its business. Management does not believe that the resolution of these matters will have a material adverse effect on the Partnership’s consolidated financial position or results of operations. See Part I, Item 3 of the Partnership’s December 31, 2003 Annual Report on Form 10-K for further discussion of significant pending litigation.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures about market risk, see Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of the Partnership’s December 31, 2003 Annual Report on Form 10-K. The Partnership’s exposures to market risk have not changed materially since December 31, 2003.

ITEM 4.	CONTROLS AND PROCEDURES

An evaluation of the disclosure controls and procedures of the Partnership and Selkirk Cogen Funding Corporation (the “Funding Corporation”) as of March 31, 2004 has been conducted under the supervision and with the participation of the principal executive officer and principal financial officer of both JMC Selkirk (as Managing General Partner of the Partnership) and the Funding Corporation. Based on that evaluation, such officers have concluded that, as of such date, the disclosure controls and procedures of the Partnership and Funding Corporation are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information that is required to be included in the Partnership’s and Funding Corporation’s periodic filings under the Securities and Exchange Act of 1934, as amended.

During the quarter ended March 31, 2004, no changes occurred in the Partnership’s or Funding Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s or Funding Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(A)	Exhibits

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

(B)	Reports on Form 8-K

Not applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SELKIRK COGEN PARTNERS, L.P.

By:	JMC SELKIRK, INC., Managing General Partner

Date: May 11, 2004	/s/ THOMAS E. LEGRO

	Name:	Thomas E. Legro
	Title:	Vice President, Controller, Chief Accounting Officer and Director

SELKIRK COGEN FUNDING CORPORATION

Date: May 11, 2004	/s/ THOMAS E. LEGRO

	Name:	Thomas E. Legro
	Title:	Vice President, Controller, Chief Accounting Officer and Director

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes - Oxley Act of 2002 dated May 11, 2004