Form 10-Q
period 2004-06-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2004-08-12
CIK 929518, 929540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

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

     As of August 10, 2004, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value, outstanding.

TABLE OF CONTENTS

Page
PART I. FINANCIAL INFORMATION
Item 1. Financial Statements (unaudited)
Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	1
Consolidated Statements of Operations for the three and six months ended June 30, 2004 and 2003	2
Consolidated Statements of Cash Flows for the three and six months ended June 30, 2004 and 2003	3
Notes to Consolidated Financial Statements	4
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Results of Operations	15
Liquidity and Capital Resources	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 5. Other Information	22
Item 6. Exhibits and Reports on Form 8-K	23
SIGNATURES	25

i

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	June 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,449	$3,216
Restricted funds	5,664	10,652
Accounts receivable	22,718	22,449
Due from affiliates	5	58
Inventory	8,563	9,460
Other current assets	1,254	1,095

Total current assets	40,653	46,930

PLANT AND EQUIPMENT:
Plant and equipment, at cost	377,360	375,794
Less: Accumulated depreciation	130,804	124,495

Plant and equipment, net	246,556	251,299

OTHER LONG-TERM ASSETS:
Long-Term restricted funds	31,425	30,895
Deferred financing charges, net of accumulated amortization of $11,513 and $11,014, respectively	4,778	5,277

TOTAL ASSETS	$323,412	$334,401

LIABILITIES AND PARTNERS’ DEFICITS
CURRENT LIABILITIES:
Accounts payable	$549	$2,114
Accrued bond interest payable	318	327
Accrued fuel expenses	12,569	11,542
Accrued property taxes	3,600	1,750
Accrued operating and maintenance expenses	1,529	4,793
Other accrued expenses	2,179	2,394
Due to affiliates	827	977
Liability for derivative contracts	410	498
Current portion of deferred revenue	707	707

Current portion of long-term bonds	22,349	19,587

Total current liabilities	45,037	44,689
LONG-TERM LIABILITIES:
Other long-term liabilities	5,721	6,200
Deferred revenue, net of current portion	2,214	2,476
Long-term bonds, net of current portion	299,935	312,283

Total liabilities	352,907	365,648

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICITS:
General partners’ deficits	(1,964)	(316)
Limited partners’ deficits	(27,121)	(30,433)
Accumulated other comprehensive loss	(410)	(498)

Total partners’ deficits	(29,495)	(31,247)

TOTAL LIABILITIES AND PARTNERS’ DEFICITS	$323,412	$334,401

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Electric and steam	$59,826	$55,445	$124,260	$122,609
Fuel	6,155	6,925	16,253	11,574

Total operating revenues	65,981	62,370	140,513	134,183

COST OF REVENUES:
Fuel and transmission	38,817	35,137	78,462	76,707
Other operating and maintenance	6,758	5,601	10,080	8,747
Depreciation	3,167	3,139	6,325	6,279

Total cost of revenues	48,742	43,877	94,867	91,733

GROSS PROFIT	17,239	18,493	45,646	42,450

OTHER OPERATING EXPENSES:
Administrative services, affiliates	371	395	754	813
Other general and administrative	689	681	1,360	1,314

Total other operating expenses	1,060	1,076	2,114	2,127

OPERATING INCOME	16,179	17,417	43,532	40,323

INTEREST (INCOME) EXPENSE:
Interest income	(147)	(180)	(278)	(332)
Interest expense	7,604	7,993	15,217	15,994

Total interest expense, net	7,457	7,813	14,939	15,662

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$8,722	$9,604	$28,593	$24,661
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(53)

NET INCOME	$8,722	$9,604	$28,593	$24,608

NET INCOME ALLOCATION:
General partners	$88	$95	$287	$246
Limited partners	8,634	9,509	28,306	24,362

TOTAL	$8,722	$9,604	$28,593	$24,608

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,722	$9,604	$28,593	$24,608
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	—	53
Depreciation, amortization and accretion	3,419	3,402	6,827	6,805
Deferred revenue	(177)	(177)	(354)	(354)
Loss on disposal of plant and equipment	33	—	33	—
Increase (decrease) in cash resulting from a change in:
Accounts receivable	(247)	6,765	(269)	(1,093)
Due from affiliates	(5)	195	53	1,757
Inventory	2,063	569	897	513
Other current assets	(273)	(1,348)	(159)	(1,170)
Accounts payable	70	442	(1,565)	547
Accrued bond interest payable	(7,373)	(7,747)	(9)	(8)
Accrued fuel expenses	579	(3,049)	1,027	1,569
Accrued property taxes	—	—	1,850	100
Accrued operating and maintenance expenses	603	483	(3,264)	15
Other accrued expenses	766	339	(215)	(881)
Due to affiliates	10	199	(150)	(402)
Other long-term liabilities	730	730	(390)	(290)

Net cash provided by operating activities	8,920	10,407	32,905	31,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted funds	23,394	22,552	4,458	(399)
Plant and equipment additions	(995)	(333)	(1,615)	(490)

Net cash provided by (used in) investing activities	22,399	22,219	2,843	(889)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(20,171)	(18,575)	(26,929)	(18,575)
Repayment of long-term debt	(9,586)	(8,498)	(9,586)	(8,498)

Net cash used in financing activities	(29,757)	(27,073)	(36,515)	(27,073)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,562	5,553	(767)	3,807

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	887	970	3,216	2,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,449	$6,523	$2,449	$6,523

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$14,728	$15,479	$14,728	$15,479

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

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the consolidated statements of cash flows for the three and six months ended June 30, 2003 to conform with the current period’s basis of presentation. Operating results for the three and six months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

The schedule below summarizes the activities affecting comprehensive income for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$8,722	$9,604	$28,593	$24,608
Net gain ((loss) from current period hedging transactions in accordance with SFAS No. 133	(170)	1,600	(344)	2,958
Net reclassification to earnings	219	274	432	761

Comprehensive income	$8,771	$11,478	$28,681	$28,327

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

Note 3. Related Party Transactions

JMCS I Management, Inc. (“JMCS I Management”), an affiliate of JMC Selkirk Inc. (“JMC Selkirk”), manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. The cost of services provided by JMCS I Management are included in administrative services – affiliates in the accompanying consolidated statements of operations. The total amount due to JMCS I Management at June 30, 2004, was approximately $212,000.

The Partnership purchases from and sells gas to affiliates of JMC Selkirk. As of May 31, 2003, the Partnership ceased transactions with NEGT Energy Trading–Gas Corporation (“NEGT Energy Trading–Gas”). Gas purchases are recorded as fuel costs and sales of gas are recorded as fuel revenues in the accompanying consolidated statements of operations. There were no amounts due to/from affiliates for purchases and sales of gas at June 30, 2004. The total amount due from MASSPOWER, an affiliate of JMC Selkirk, at June 30, 2004, of approximately $5,000 represents an amount due for reimbursement of certain shared costs.

Gas purchased from affiliates is as follows (dollars in thousands):

	Six months ended June 30,
	2004	2003
NEGT Energy Trading–Gas	$—	$4,901
MASSPOWER	112	—

Gas sold to affiliates is as follows (dollars in thousands):

	Six months ended June 30,
	2004	2003
NEGT Energy Trading–Gas	$—	$9,117

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, to provide firm transportation of natural gas from Canada. Firm fuel transportation services for the six months ended June 30, 2004 totaled approximately $3,568,000, compared to approximately $3,547,000 for the same period in the prior year. These services are recorded as fuel costs in the accompanying consolidated statements of operations. The total amount due to IGTS for firm transportation at June 30, 2004, was approximately $615,000.

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

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the three and six months ended June 30, 2004 and 2003 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Beginning accumulated other comprehensive loss at April 1 and January 1, respectively	$(459)	$(3,280)	$(498)	$(5,125)
Net change of current period hedging transactions gain (loss)	(170)	1,600	(344)	2,958
Net reclassification to earnings	219	274	432	761

Ending accumulated other comprehensive loss	$(410)	$(1,406)	$(410)	$(1,406)

The Partnership expects that net derivative losses of approximately $410,000, included in accumulated other comprehensive loss as of June 30, 2004, will be reclassified into earnings within the next twelve months.

Note 5. Relationship with National Energy & Gas Transmission, Inc. (“NEGT”)

JMC Selkirk is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk is held by an indirect subsidiary of NEGT. NEGT is an indirect subsidiary of PG&E Corporation.

NEGT, through its indirect subsidiaries JMC Selkirk and JMCS I Management, manages the Partnership. On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that voluntarily filed petitions and were disclosed in previous reports as related parties of the Partnership with which it engaged in transactions are: NEGT Energy Trading-Power, L.P. and NEGT Energy Trading–Gas. There were no amounts due to or from these subsidiaries at June 30, 2004.

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

On July 23, 2004, NEGT entered into a definitive agreement with Denali Power, LLC, a company formed by affiliates of ArcLight Capital Partners, LLC and Caithness Energy, LLC, (the “Denali Agreement”) to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect ownership interests in the Partnership. The Denali Agreement will be subject to Bankruptcy Court approval, and contemplates a court-sanctioned auction process in accordance with customary bidding procedures approved by the Bankruptcy Court. On August 10, 2004, the Bankruptcy Court issued an order approving the bidding procedures. In the court-sanctioned auction, NEGT will seek offers that are higher or otherwise better than that which has been negotiated with Denali Power, LLC. The transaction is expected to close in the first quarter of 2005 and is subject to certain regulatory and third party approvals. Affiliates of ArcLight Capital Partners, LLC and Caithness Energy, LLC already own indirect beneficial interests in the Partnership through the limited partner interest of Teton Selkirk, LLC, and an affiliate of ArcLight Capital Partners, LLC also owns an indirect beneficial interest in the Partnership through the limited partner interest of PentaGen Investors, L.P.

NEGT’s indirect ownership interest in the general partner interest of JMC Selkirk and the limited partner interests of JMC Selkirk and PentaGen Investors, L.P. in the Partnership are included within the Denali Agreement. The Partnership cannot predict whether a sale by NEGT of its interest in the Partnership, whether pursuant to the Denali Agreement or otherwise (a “NEGT Interest Sale”), will be completed. As presently contemplated, the NEGT Interest Sale is not expected to alter the ability of JMC Selkirk or JMCS I Management to manage the Partnership.

On August 4, 2004, Standard and Poor’s (“S&P”) issued a press release, which stated that the announcement by NEGT of its agreement to sell National Energy Power Company, LLC, through which NEGT holds interest in Selkirk Cogen Funding Corporation to Denali Power, LLC will not affect the rating on Selkirk Cogen Funding Corporation’s bonds. S&P further stated that it believes that ArcLight Capital Partners, LLC and Caithness Energy, LLC will be able to manage the administrative functions of the project and carry out the duties as managing general partner. S&P’s rating on the senior secured debt of Selkirk Cogen Funding Corporation remains at BBB- with a stable outlook.

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

The Partnership directs the supply and transportation of natural gas to Unit 1 and Unit 2 under its long-term gas supply and transportation agreements so as to have sufficient quantities of natural gas available at the Facility to meet its scheduled operation. In addition, the Partnership may enter into short-term transactions to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These transactions include “gas resales”, “gas transportation optimizations” and “peak shaving arrangements”. Gas resales are sales of excess natural gas supplies when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity. Gas transportation optimizations are transactions whereby the Partnership is able to optimize the long-term gas transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Peak shaving arrangements are transactions whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership’s firm natural gas supply, including transportation, for a specified number of days during the winter season.

The Partnership determines when to schedule all or a portion of a unit off-line for planned maintenance activities based upon equipment manufacturer guidelines, the actual condition of the unit based on maintenance experience, operating experience, and operating schedule. Taking into account these factors, coupled with current capacity factors, recent operating experience, and industry practice, planned major maintenance outages may be expected to occur approximately every three years. The inherent differences in the duration and scope of major maintenance activities as compared to non-major maintenance activities can have a significant impact on revenues and the cost of revenues.

Executive Summary

During the second quarter of 2004, the Partnership generated net income of $8.7 million and cash flows from operations of $8.9 million. The decrease in earnings of $0.9 million compared to same period in the prior year was primarily due to the expanded scope of planned maintenance on the Facility.

During the six months ended June 30, 2004, the Partnership benefited from calls on the peak shaving arrangement during a period of price spikes in the winter natural gas market. The Partnership generated net income of $28.6 million and cash flows from operations of $32.9 million during the first six months of 2004. The increase in earnings of $4.0 million and cash flows from operations of $1.1 million compared to same period in the prior year was primarily due to higher fuel revenues.

Average electric energy market prices were higher during the second quarter of 2004 as compared to the same period in the prior year. The average price of electricity under the Partnership’s power purchase agreements, average natural gas resale prices and the average price of natural gas under the Partnership’s firm gas supply agreements were comparable during the second quarters of 2004 and 2003. The Partnership cannot predict whether these trends will continue for the balance of 2004.

The Partnership has scheduled a portion of Unit 2 for a three-week planned major maintenance outage during the fourth quarter of 2004, as compared to the performance of a one-week planned non-major maintenance outage on a portion of Unit 2 during the same period in the prior year. As a result of the longer outage duration planned for the fourth quarter of 2004, the Partnership expects lower volumes of electric energy available for delivery and higher volumes of natural gas available for resale. The Partnership is unable to predict the resulting impact on revenues during the fourth quarter of 2004 because it cannot determine future electric and gas market conditions. At the same time, the Partnership expects maintenance expenses to be higher in the fourth quarter of 2004, as compared to the same period in the prior year, due to the expanded scope of the planned maintenance outage planned for the fourth quarter of 2004. However, the Partnership does not expect the cost of planned major maintenance during the fourth quarter of 2004 to have a significant impact on cash flows used in operations, as the majority of these expenditures will be funded from the Major Maintenance Reserve Fund.

Relationship with National Energy & Gas Transmission, Inc. (“NEGT”)

JMC Selkirk, Inc. (“JMC Selkirk”) is the managing general partner of the Partnership. Approximately 90% of the ownership interest in JMC Selkirk is held by an indirect subsidiary of NEGT. NEGT is an indirect subsidiary of PG&E Corporation.

NEGT, through its indirect subsidiaries JMC Selkirk and JMCS I Management, Inc. (“JMCS I Management”), manages the Partnership. On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that voluntarily filed petitions and were disclosed in previous reports as related parties of the Partnership with which it engaged in transactions are: NEGT Energy Trading-Power, L.P. and NEGT Energy Trading–Gas Corporation. There were no amounts due to or from these subsidiaries at June 30, 2004.

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

On July 23, 2004, NEGT entered into a definitive agreement with Denali Power, LLC, a company formed by affiliates of ArcLight Capital Partners, LLC and Caithness Energy, LLC, (the “Denali Agreement”) to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect ownership interests in the Partnership. The Denali Agreement will be subject to Bankruptcy Court approval, and contemplates a court-sanctioned auction process in accordance with customary bidding procedures approved by the Bankruptcy Court. On August 10, 2004, the Bankruptcy Court issued an order approving the bidding procedures. In the court-sanctioned auction, NEGT will seek offers that are higher or otherwise better than that which has been negotiated with Denali Power, LLC. The transaction is expected to close in the first quarter of 2005 and is subject to certain regulatory and third party approvals. Affiliates of ArcLight Capital Partners, LLC and Caithness Energy, LLC already own indirect beneficial interests in the Partnership through the limited partner interest of Teton Selkirk, LLC, and an affiliate of ArcLight Capital Partners, LLC also owns an indirect beneficial interest in the Partnership through the limited partner interest of PentaGen Investors, L.P.

NEGT’s indirect ownership interest in the general partner interest of JMC Selkirk and the limited partner interests of JMC Selkirk and PentaGen Investors, L.P. in the Partnership are included within the Denali Agreement. The Partnership cannot predict whether a sale by NEGT of its interest in the Partnership, whether pursuant to the Denali Agreement or otherwise (a “NEGT Interest Sale”), will be completed. As presently contemplated, the NEGT Interest Sale is not expected to alter the ability of JMC Selkirk or JMCS I Management to manage the Partnership.

On August 4, 2004, Standard and Poor’s (“S&P”) issued a press release, which stated that the announcement by NEGT of its agreement to sell National Energy Power Company, LLC, through which NEGT holds interest in Selkirk Cogen Funding Corporation to Denali Power, LLC will not affect the rating on Selkirk Cogen Funding Corporation’s bonds. S&P further stated that it believes that ArcLight Capital Partners, LLC and Caithness Energy, LLC will be able to manage the administrative functions of the project and carry out the duties as managing general partner. S&P’s rating on the senior secured debt of Selkirk Cogen Funding Corporation remains at BBB- with a stable outlook.

Results of Operations

The following tables sets forth operating revenue and related data for the three and six months ended June 30, 2004 and 2003 (dollars and volumes in millions).

	Three Months Ended June 30,
	2004		2003
	Volume	Dollars	Volume	Dollars
Dispatch factor:
Unit 1	77.6%		98.1%
Unit 2	100.0%		74.4%
Capacity factor:
Unit 1	69.8%		94.4%
Unit 2	92.4%		70.9%
Electric and steam revenues:
Unit 1 (Kwh)	121.7	$15.0	164.8	$16.3
Unit 2 (Kwh)	534.6	44.8	410.5	39.3
Steam (lbs)	357.4	—	337.4	(0.1)

Total electric and steam revenues		59.8		55.5
Fuel revenues:
Gas resales (mmbtu)	0.6	3.5	1.1	6.9
Gas transportation optimizations (mmbtu)	0.4	2.7	—	—
Peak shaving arrangements (mmbtu)	—	—	—	—

Total fuel revenues		6.2		6.9

Total operating revenues		$66.0		$62.4

	Six Months Ended June 30,
	2004		2003
	Volume	Dollars	Volume	Dollars
Dispatch factor:
Unit 1	84.6%		97.3%
Unit 2	96.8%		87.1%
Capacity factor:
Unit 1	79.1%		93.2%
Unit 2	91.2%		84.5%
Electric and steam revenues:
Unit 1 (Kwh)	276.1	$35.1	323.7	$37.2
Unit 2 (Kwh)	1,055.8	88.3	972.9	85.4
Steam (lbs)	805.5	0.9	688.1	—

Total electric and steam revenues		124.3		122.6
Fuel revenues:
Gas resales (mmbtu)	0.7	4.5	1.2	7.5
Gas transportation optimizations (mmbtu)	0.4	2.7	0.2	1.6
Peak shaving arrangements (mmbtu)	0.6	9.0	0.2	2.5

Total fuel revenues		16.2		11.6

Total operating revenues		$140.5		$134.2

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

Three Months Ended June 30, 2004 Compared to the Three Months Ended June 30, 2003

Overall Results

Net income was $8.7 million for the second quarter of 2004, a decrease of $0.9 million from the same period in the prior year. This decrease was primarily due to higher maintenance expenses.

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

Operating revenues were $66.0 million for the second quarter of 2004, an increase of $3.6 million from the same period in the prior year. This increase was primarily due to higher electric revenues. Electric revenues increased by $4.2 million in the second quarter of 2004 primarily due to the higher volume of Unit 2 delivered energy.

Cost of Revenues

The cost of revenues was $48.7 million for the second quarter of 2004, an increase of $4.8 million from the same period in the prior year. This increase was primarily due to higher fuel and maintenance costs. Fuel costs increased by $3.6 million in the second quarter of 2004 primarily due to the higher volume of natural gas purchased under gas transportation optimizations. Maintenance costs increased by $1.0 million in the second quarter of 2004 primarily due to the expanded scope of planned maintenance on the Facility. During the second quarter of 2004, a planned major maintenance outage was performed on a portion of Unit 1, as compared to the performance of a planned non-major maintenance outage on a portion of Unit 2 during the same period in the prior year.

Six Months Ended June 30, 2004 Compared to the Six Months Ended June 30, 2003

Overall Results

Net income was $28.6 million for the six months ended June 30, 2004, an increase of $4.0 million from the same period in the prior year. This increase was primarily due to higher revenues under the peak shaving arrangement.

The six months ended June 30, 2003 included a net loss for the cumulative effect of a change in accounting principle of $53 thousand. The cumulative effect was based on the Partnership’s adoption as of January 1, 2003, of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Costs (see Note 2 to the Notes to Consolidated Financial Statements).

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

Operating revenues were $140.5 million for the six months ended June 30, 2004, an increase of $6.3 million from the same period in the prior year. This increase was primarily due to higher fuel revenues. Fuel revenues increased by $4.6 million in the first six months of 2004 primarily due to the higher volume and price of natural gas sold under the peak shaving arrangement.

Cost of Revenues

The cost of revenues was $94.9 million for the six months ended June 30, 2004, an increase of $3.2 million from the same period in the prior year. This increase was primarily due to higher fuel and maintenance costs. Fuel costs increased by $1.0 million in the first six months of 2004 primarily due to the higher volume of natural gas purchased under gas transportation optimizations. Maintenance costs increased by $1.0 million in the first six months of 2004 primarily due to the expanded scope of planned maintenance on the Facility. During the second quarter of 2004, a planned major maintenance outage was performed on a portion of Unit 1, as compared to the performance of a planned non-major maintenance outage on a portion of Unit 2 during the same period in the prior year.

Liquidity and Capital Resources

Sources of Cash

Net cash provided by operating activities was $8.9 million for the second quarter of 2004, a decrease of $1.5 million from the same period in the prior year. This decrease is primarily due to lower net income resulting from higher maintenance expenses. Net cash provided by operating activities was $32.9 million for the six months ended June 30, 2004, an increase of $1.1 million from the same period in the prior year. This increase is primarily due to higher net income resulting from higher revenues under the peak shaving arrangement, partially offset by a reduction in accrued operating and maintenance expenses resulting from a payment from the Major Maintenance Reserve Fund for the purchase of spare parts.

The Partnership believes, based on current conditions and circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs during 2004.

Credit Agreement

The Partnership has available for its use a credit agreement, as amended (the “Credit Agreement”), with a maximum available credit (including both outstanding letters of credit and working capital loans) of $10.0 million. Effective June 30, 2004, the Credit Agreement was amended to extend the expiration date from August 8, 2005 to June 30, 2007. Outstanding balances of working capital loans under the Credit Agreement bear interest at a base rate with principal and interest payable monthly in arrears. The base rate under the Credit Agreement is the greater of (i) a rate equal to the sum of the federal funds rate plus 0.50%, and (ii) the prime rate publicly announced by Citizens Bank of Massachusetts. The Credit Agreement is available to the Partnership for the purposes of meeting letter of credit requirements under various fuel–related contracts and for meeting working capital requirements. As of June 30, 2004, a letter of credit in the amount of approximately $2.9 million has been issued and there were no amounts drawn under such letter of credit and no balances outstanding under the working capital arrangement.

Uses of Cash

Net cash used in investing activities of $22.4 million for the second quarter of 2004 was comparable to the same period in the prior year. Net cash provided by investing activities was $2.8 million for the six months ended June 30, 2004, an increase of $3.7 million from the same period in the prior year. The increase is primarily due to a payment from the Major Maintenance Reserve Fund for the purchase of spare parts.

Net cash used in financing activities was $29.8 million for the second quarter of 2004, an increase of $2.7 million from the same period in the prior year. Net cash used in financing activities was $36.5 million for the six months ended June 30, 2004, an increase of $9.4 million from the same period in the prior year. These increases were primarily due to additional cash becoming available for distribution to the Partners and higher principal payments on long-term debt.

Gas Contract Extension Fund

Under the Partnership’s financing agreements, a gas contract extension fund (“Gas Contract Extension Fund”) will be required if the Partnership has not satisfied certain conditions with the respect to the extension or replacement of the Partnership’s firm gas supply agreements by December 26, 2004. If the Gas Contract Extension Fund is required, after December 26, 2004, cash otherwise available for deposit into the Partnership Distribution Fund and subsequent distribution to the Partners will be deposited into the Gas Contract Extension Fund until the balance of the Gas Contract Extension Fund is sufficient to fund all of the scheduled principal payments on the Partnership’s bonds from June 26, 2010 through June 26, 2012. The Partnership has commenced discussions with its fuel suppliers regarding the extension of its firm gas supply agreements.

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

Accounting Principles Issued But Not Yet Adopted

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”). FIN 46, as subsequently revised in December 2003 (“FIN 46R”), is an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements (“ARB 51”), and supersedes EITF Issues No. 90-15 and 96-21, which prescribe accounting for lease arrangements with nonsubstantive lessors. This interpretation clarifies the application of ARB 51 to certain entities, defined as “variable interest entities” (“VIEs”), in which equity investors do not have a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support. FIN 46R requires that a VIE is to be consolidated by a company, if that company is subject to a majority of the risk of loss from the VIE’s activities or is entitled to receive a majority of the VIE’s residual returns, or both.

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and June 30, 2004. The Partnership is non-public entity as defined by the interpretation. As a non-public entity, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005. The Partnership has not identified any arrangements with potential VIEs. The Partnership will continue to evaluate its arrangements for potential FIN 46R application effective January 1, 2005. The Partnership does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the disclosure controls and procedures of the Partnership and Selkirk Cogen Funding Corporation (the “Funding Corporation”) as of June 30, 2004 has been conducted under the supervision and with the participation of the principal executive officer and principal financial officer of both JMC Selkirk (as Managing General Partner of the Partnership) and the Funding Corporation. Based on that evaluation, such officers have concluded that, as of such date, the disclosure controls and procedures of the Partnership and Funding Corporation are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information that is required to be included in the Partnership’s and Funding Corporation’s periodic filings under the Securities and Exchange Act of 1934, as amended.

During the quarter ended June 30, 2004, no changes occurred in the Partnership’s or Funding Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s or Funding Corporation’s internal control over financial reporting. (See Item 5. “Other Information”, for newly appointed directors and executive officers of the Funding Corporation and JMC Selkirk)

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Directors and Executive Officers

Effective July 1, 2004, Thomas E. Legro resigned from his positions as Director, Vice President, Controller and Chief Accounting Officer of both the Funding Corporation and JMC Selkirk (the “Managing General Partner”). The following tables set forth the names and positions of newly appointed directors and executive officers.

      Selkirk Cogen Funding Corporation:

Name	Position
William H. Runge, III	Director
J. Tracy Mey	Controller and Chief Accounting Officer

     The Managing General Partner:

Name	Position
William H. Runge, III	Director
J. Tracy Mey	Controller and Chief Accounting Officer

William H. Runge, III is Associate Chief Restructuring Officer and Chief Financial Officer of NEGT, an affiliate of the Managing General Partner, and has been associated with NEGT since October 2002. Mr. Runge is also a managing director with Alvarez & Marsal, LLC, a global professional services firm specializing in business diagnostics, business plan development and financial strategies for corporate turnarounds and restructuring. Prior to joining Alvarez & Marsal, LLC, Mr. Runge was a partner with a Big Five public accounting firm and a chief financial officer and chief operating officer in private industry. Mr. Runge was elected Director of both the Funding Corporation and the Managing General Partner on July 1, 2004.

J. Tracy Mey is Controller and Chief Accounting Officer of Power Services Company, an affiliate of the Managing General Partner, and has been with Power Services Company since it was formed in 1989. Prior to joining Power Services Company, Mr. Mey held positions with a Fortune 500 International engineering & manufacturing firm and with the public accounting firm of Arthur Andersen & Company. Mr. Mey was elected Controller and Chief Accounting Officer of both the Funding Corporation and the Managing General Partner on July 1, 2004. Prior to July 1, 2004, Mr. Mey served as Assistant Controller of both the Funding Corporation and the Managing General Partner.

Audit Committee

The Board of Directors of each of the Managing General Partner and the Funding Corporation performs the functions and responsibilities of an audit committee of the Partnership and Funding Corporation, respectively. Each such Board of Directors has determined that one of its members, William H. Runge, III, is an audit committee financial expert as defined in Item 401(h) of the Securities and Exchange Commission’s Regulation S-K, and has also determined that Mr. Runge is not “independent” within the meaning of such provision because he is an executive officer of NEGT. The Partnership and Funding Corporation, however, are not required under the Commission’s rules implementing Section 10A(m) of the Securities Exchange Act of 1934, as amended, to have an audit committee consisting of “independent” members because they are not listed issuers within the meaning of such rules.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(A) Exhibits

Exhibit No.	Description of Exhibit
3.1	Amendment No. 4 to the Third Amended and Restated Agreement of Limited Partnership of Selkirk Cogen Partners, L.P. (the “Partnership”), dated as of July 12, 2004

10.1	Amendment No. 7 to Credit Agreement, dated as of June 30, 2004, between the Partnership and Citizens Bank of Massachusetts

31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

Exhibit No.	Description of Exhibit
32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

(B) Reports on Form 8-K

     Not applicable.

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SELKIRK COGEN PARTNERS, L.P.

	By:	JMC SELKIRK, INC.,
Managing General Partner

Date: August 12, 2004		/s/ J. TRACY MEY

Name: J. Tracy Mey
Title: Controller and Chief Accounting Officer

SELKIRK COGEN FUNDING CORPORATION

Date: August 12, 2004		/s/ J. TRACY MEY

Name: J. Tracy Mey
Title: Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
3.1	Amendment No. 4 to the Third Amended and Restated Agreement of Limited Partnership of Selkirk Cogen Partners, L.P. (the “Partnership”), dated as of July 12, 2004

10.1	Amendment No. 7 to Credit Agreement, dated as of June 30, 2004, between the Partnership and Citizens Bank of Massachusetts

31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated August 12, 2004