Form 10-Q
period 2004-09-30
SELKIRK COGEN FUNDING CORP; SELKIRK COGEN PARTNERS LP
filed 2004-11-15
CIK 929518, 929540

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrants are accelerated filers (as defined in Exchange Act Rule 12b-2). Yes ☐ No ☒

     As of November 10, 2004, there were 10 shares of common stock of Selkirk Cogen Funding Corporation, $1 par value, outstanding.

TABLE OF CONTENTS

		Page
	PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	1
	Consolidated Statements of Operations for the three and nine months ended September 30, 2004 and 2003	2
	Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2004 and 2003	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
	Results of Operations	15
	Liquidity and Capital Resources	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22
	PART II. OTHER INFORMATION
Item 5.	Other Information	23
Item 6.	Exhibits	24
SIGNATURES		25

i

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED BALANCE SHEETS
(In Thousands)
(Unaudited)

	September 30,	December 31,
	2004	2003
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$2,169	$3,216
Restricted funds	30,783	10,652
Accounts receivable	21,140	22,449
Due from affiliates	—	58
Inventory	8,764	9,460
Other current assets	946	1,095

Total current assets	63,802	46,930

PLANT AND EQUIPMENT:
Plant and equipment, at cost	377,617	375,794
Less: Accumulated depreciation	134,000	124,495

Plant and equipment, net	243,617	251,299

OTHER LONG-TERM ASSETS:
Long-Term restricted funds	32,766	30,895
Deferred financing charges, net of accumulated amortization of $11,755 and $11,014, respectively	4,536	5,277

TOTAL ASSETS	$344,721	$334,401

LIABILITIES AND PARTNERS’ DEFICITS
CURRENT LIABILITIES:
Accounts payable	$434	$2,114
Accrued bond interest payable	7,475	327
Accrued fuel expenses	11,532	11,542
Accrued property taxes	3,644	1,750
Accrued operating and maintenance expenses	1,360	4,793
Other accrued expenses	2,517	2,394
Due to affiliates	745	977
Liability for derivative contracts	40	498
Current portion of deferred revenue	707	707
Current portion of long-term bonds	22,349	19,587

Total current liabilities	50,803	44,689
LONG-TERM LIABILITIES:
Other long-term liabilities	6,544	6,200
Deferred revenue, net of current portion	1,945	2,476
Long-term bonds, net of current portion	299,935	312,283

Total liabilities	359,227	365,648

COMMITMENTS AND CONTINGENCIES
PARTNERS’ DEFICITS:
General partners’ deficits	(1,819)	(316)
Limited partners’ deficits	(12,647)	(30,433)
Accumulated other comprehensive loss	(40)	(498)

Total partners’ deficits	(14,506)	(31,247)

TOTAL LIABILITIES AND PARTNERS’ DEFICITS	$344,721	$334,401

The accompanying Notes to the Consolidated Financial Statements are an integral part of these financial statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
OPERATING REVENUES:
Electric and steam	$65,770	$62,266	$190,030	$184,875
Fuel	1,353	2,310	15,263	13,884

Total operating revenues	67,123	64,576	205,293	198,759

COST OF REVENUES:
Fuel and transmission	36,473	35,579	112,592	112,286
Other operating and maintenance	3,695	3,430	13,775	12,177
Depreciation	3,196	3,148	9,521	9,427

Total cost of revenues	43,364	42,157	135,888	133,890

GROSS PROFIT	23,759	22,419	69,405	64,869

OTHER OPERATING EXPENSES:
Administrative services, affiliates	323	309	1,077	1,122
Other general and administrative	620	913	1,980	2,227

Total other operating expenses	943	1,222	3,057	3,349

OPERATING INCOME	22,816	21,197	66,348	61,520

INTEREST (INCOME) EXPENSE:
Interest income	(168)	(123)	(446)	(455)
Interest expense	7,399	7,812	22,616	23,806

Total interest expense, net	7,231	7,689	22,170	23,351

INCOME BEFORE CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	$15,585	$13,508	$44,178	$38,169
CUMULATIVE EFFECT OF A CHANGE IN ACCOUNTING PRINCIPLE	—	—	—	(53)

NET INCOME	$15,585	$13,508	$44,178	$38,116

NET INCOME ALLOCATION:
General partners	$156	$136	$443	$382
Limited partners	15,429	13,372	43,735	37,734

TOTAL	$15,585	$13,508	$44,178	$38,116

The accompanying Notes to the Consolidated Financial Statements are an integral part of these statements.

SELKIRK COGEN PARTNERS, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2004	2003	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,585	$13,508	$44,178	$38,116
Adjustments to reconcile net income to net cash provided by operating activities:
Cumulative effect of a change in accounting principle	—	—	—	53
Depreciation, amortization and accretion	3,439	3,405	10,266	10,210
Deferred revenue	(177)	(177)	(531)	(531)
Loss on disposal of plant and equipment	—	—	33	—
Increase (decrease) in cash resulting from a change in:
Accounts receivable	1,578	(1,184)	1,309	(2,277)
Due from affiliates	5	—	58	1,757
Inventory	(201)	(115)	696	398
Other current assets	308	354	149	(816)
Accounts payable	(115)	(429)	(1,680)	118
Accrued bond interest payable	7,157	7,556	7,148	7,548
Accrued fuel expenses	(1,037)	(1,099)	(10)	470
Accrued property taxes	44	42	1,894	142
Accrued operating and maintenance expenses	(169)	(207)	(3,433)	(192)
Other accrued expenses	338	336	123	(545)
Due to affiliates	(82)	687	(232)	285
Other long-term liabilities	730	730	340	440

Net cash provided by operating activities	27,403	23,407	60,308	55,176

CASH FLOWS FROM INVESTING ACTIVITIES:
Restricted funds	(26,460)	(26,216)	(22,002)	(26,615)
Plant and equipment additions	(257)	(128)	(1,872)	(618)

Net cash used in investing activities	(26,717)	(26,344)	(23,874)	(27,233)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	(966)	(2,136)	(27,895)	(20,711)
Repayment of long-term debt	—	—	(9,586)	(8,498)

Net cash used in financing activities	(966)	(2,136)	(37,481)	(29,209)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(280)	(5,073)	(1,047)	(1,266)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,449	6,523	3,216	2,716

CASH AND CASH EQUIVALENTS, END OF PERIOD	$2,169	$1,450	$2,169	$1,450

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$—	$—	$14,728	$15,479

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

The consolidated financial statements for the interim periods presented are unaudited and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted pursuant to rules and regulations applicable to interim financial statements. The information furnished in the consolidated financial statements reflects all normal recurring adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Certain reclassifications have been made to the consolidated statement of operations for the nine months ended September 30, 2004 to conform to the basis of presentation for the three months ended September 30, 2004. Certain reclassifications have been made to the consolidated statements of cash flows for the three and nine months ended September 30, 2003 to conform to the current period’s basis of presentation. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ended December 31, 2004.

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

The schedule below summarizes the activities affecting comprehensive income for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$15,585	$13,508	$44,178	$38,116
Net unrealized gain (loss) from current period hedging transactions in accordance with SFAS No. 133	339	(56)	(5)	2,932
Net reclassification to earnings	31	231	463	962

Comprehensive income	$15,955	$13,683	$44,636	$42,010

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

Note 3. Related Party Transactions

JMCS I Management, Inc., the Partnership’s project management firm and affiliate of JMC Selkirk Inc., the Partnership’s managing general partner, manages the day-to-day operation of the Partnership and is compensated at agreed-upon billing rates that are adjusted quadrennially in accordance with an administrative services agreement. The cost of services provided by JMCS I Management, Inc. are included in administrative services – affiliates in the accompanying consolidated statements of operations. The total amount due to JMCS I Management, Inc. at September 30, 2004, was approximately $225,000.

The Partnership purchases from and sells gas to affiliates of JMC Selkirk, Inc. As of May 31, 2003, the Partnership ceased transactions with NEGT Energy Trading–Gas Corporation (“NEGT Energy Trading–Gas”). Gas purchases from affiliates are recorded as fuel costs and sales of gas to affiliates are recorded as fuel revenues in the accompanying consolidated statements of operations. There were no amounts due to/from affiliates for purchases or sales of gas at September 30, 2004.

Gas purchased from affiliates is as follows (dollars in thousands):

	Nine months ended September 30,
	2004	2003
NEGT Energy Trading–Gas	$—	$4,901
MASSPOWER	112	1,520
Pittsfield Generating Company, L.P.	—	39

Gas sold to affiliates is as follows (dollars in thousands):

	Nine months ended September 30,
	2004	2003
NEGT Energy Trading–Gas	$—	$9,117
MASSPOWER	—	16

The Partnership has two agreements with Iroquois Gas Transmission System (“IGTS”), an indirect affiliate of JMC Selkirk, Inc., to provide firm transportation of natural gas from Canada. Firm fuel transportation services for the nine months ended September 30, 2004 totaled approximately $5,132,000, compared to approximately $5,275,000 for the same period in the prior year. These services are recorded as fuel costs in the accompanying consolidated statements of operations. The total amount due to IGTS for firm transportation at September 30, 2004, was approximately $520,000.

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

The schedule below summarizes the activities affecting accumulated other comprehensive loss from derivative contracts for the three and nine months ended September 30, 2004 and 2003 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Beginning accumulated other comprehensive loss at July 1 and January 1, respectively	$(410)	$(1,406)	$(498)	$(5,125)
Net change of current period hedging transactions gain (loss)	339	(56)	(5)	2,932
Net reclassification to earnings	31	231	463	962

Ending accumulated other comprehensive loss	$(40)	$(1,231)	$(40)	$(1,231)

The Partnership expects that net derivative losses of approximately $40,000, included in accumulated other comprehensive loss as of September 30, 2004, will be reclassified into earnings within the next twelve months.

Note 5. Relationship with National Energy & Gas Transmission, Inc. (“NEGT”)

NEGT owns an indirect interest in the Partnership and its wholly owned subsidiary, Selkirk Cogen Funding Corporation. NEGT manages the Partnership through its indirect, wholly owned subsidiaries, JMC Selkirk, Inc., the Partnership’s managing general partner, and JMCS I Management, Inc., the Partnership’s project management firm. Prior to October 29, 2004, NEGT was an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that voluntarily filed petitions and were disclosed in previous reports as related parties of the Partnership with which it engaged in transactions are: NEGT Energy Trading-Power, L.P. and NEGT Energy Trading–Gas. There were no amounts due to or from these subsidiaries at September 30, 2004.

None of the Partnership or its NEGT affiliated partners (JMC Selkirk, Inc. and PentaGen Investors, L.P.) were parties to the NEGT Bankruptcy. The NEGT Bankruptcy did not have a material adverse impact on the Partnership’s operations.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (the “POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplated that NEGT would retain and continue to operate its power generation and pipeline businesses unless they were sold. On October 29, 2004, the POR became effective and NEGT emerged from bankruptcy. Pursuant to the POR, NEGT completed its separation from PG&E Corporation and will issue new debt securities and common stock to its creditors.

NEGT announced on September 15, 2004, that it had entered into a definitive purchase agreement with GS Power Holdings II LLC, a wholly owned subsidiary of The Goldman Sachs Group, Inc. (the “GS Power Agreement”), to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect ownership interests in the Partnership. The GS Power Agreement resulted from a multi-round bankruptcy court-sanctioned auction bidding process in which GS Power Holdings II LLC was the winning bidder. As a result, the purchase agreement between NEGT and Denali Power, LLC previously disclosed in a Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 will ultimately be terminated prior to the consummation of the sale under the GS Power Agreement. On September 23, 2004, the Bankruptcy Court issued an order approving the GS Power Agreement. NEGT expects the transaction, which is subject to certain regulatory and third party approvals, to close in the first quarter of 2005. The Goldman Sachs Group, Inc., through its ownership of Cogentrix Energy, Inc. already owns indirect beneficial interests in the Partnership through the general partner interest of JMC Selkirk, Inc. and limited partner interests of JMC Selkirk, Inc. and PentaGen Investors, L.P.

NEGT’s indirect ownership interest in the general partner interest of JMC Selkirk, Inc. and the limited partner interests of JMC Selkirk, Inc. and PentaGen Investors, L.P. in the Partnership are included within the sale as contemplated by the GS Power Agreement (the “GS Power Sale”). NEGT’s indirect ownership interest in JMCS I Management, Inc. is also included in the GS Power Sale. As presently contemplated, the GS Power Sale, if consummated, is not expected to alter the ability of JMC Selkirk, Inc. or JMCS I Management, Inc. to manage the Partnership.

On September 17, 2004, Moody’s Investors Service (“Moody’s”) issued a credit opinion confirming Selkirk Cogen Funding Corporation’s senior secured debt rating at Baa3 with a stable rating outlook. In this credit opinion, Moody’s stated that the rating considers the September 15, 2004 announcement by NEGT concerning the GS Power Agreement, which includes NEGT’s indirect ownership in the Partnership.

On September 24, 2004 Standard and Poor’s (“S&P”) issued a bulletin stating it does not expect the recent announcement by NEGT concerning the GS Power Agreement to affect the rating on the senior secured debt of Selkirk Cogen Funding Corporation. That rating is currently BBB- with a stable rating outlook. S&P also stated that it was analyzing the possible effects of the proposed ownership change on the Partnership.

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

Note 7. Subsequent Event

On November 12, 2004, the Partnership entered into a new agreement (the “Additional Agreement”) with Canadian Forest Oil Ltd. (formerly Producers Marketing Ltd.), one of its fuel suppliers, to replace the volumes of natural gas currently being provided by such supplier under its existing firm natural gas supply agreement when the agreement expires on October 31, 2009 (the “Expiration Date”). The initial term of the Additional Agreement commences on November 1, 2004 and ends on the Expiration Date, and the subsequent term extends from November 1, 2009 through October 31, 2014. The Additional Agreement does not include a minimum contract volume purchase obligation and effectively eliminates the Partnership’s minimum contract volume purchase obligation under the existing firm natural gas supply agreement; provides for additional volumes of gas supply to be available for purchase at the option of the Partnership; and includes additional pricing provisions for all quantities of gas purchased from the fuel supplier. The Partnership is currently evaluating the accounting treatment for this agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the consolidated financial statements and notes to the accompanying consolidated financial statements of Selkirk Cogen Partners, L.P. (the “Partnership”) included herein. Further, this Quarterly Report on Form 10-Q should be read in conjunction with the Partnership’s December 31, 2003 Annual Report on Form 10-K.

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

The Partnership directs the supply and transportation of natural gas to Unit 1 and Unit 2 under its long-term natural gas supply and transportation agreements so as to have sufficient quantities of natural gas available at the Facility to meet its scheduled operation. In addition, the Partnership may enter into short-term transactions to resell its long-term, firm natural gas volumes at favorable prices relative to their costs and relative to the cost of substitute fuels. These transactions include “gas resales”, “gas transportation optimizations” and “peak shaving arrangements”. Gas resales are sales of excess natural gas supplies when Unit 1 or Unit 2 is dispatched off-line or at less than full capacity. Gas transportation optimizations are transactions whereby the Partnership is able to optimize the long-term gas transportation contracts and lower the cost of natural gas delivered to the Facility by purchasing and/or selling natural gas at favorable prices along the transportation route. Peak shaving arrangements are transactions whereby the Partnership grants to local distribution companies or other purchasers a call on a specified portion of the Partnership’s firm natural gas supply, including transportation, for a specified number of days during the winter season.

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

Executive Summary

During the third quarter of 2004, the Partnership generated net income of $15.6 million and cash flows from operations of $27.4 million. The increase in earnings of $2.1 million and cash flows from operations of $4.0 million compared to same period in the prior year was primarily due to higher electric revenues from sales of other energy-related products.

During the nine months ended September 30, 2004, the Partnership benefited from calls on the peak shaving arrangement during a period of price spikes in the winter natural gas market. The Partnership generated net income of $44.2 million and cash flows from operations of $60.3 million during the first nine months of 2004. The increase in earnings of $6.1 million and cash flows from operations of $5.1 million compared to same period in the prior year was primarily due to higher electric revenues from sales of other energy-related products and higher fuel revenues under the peak shaving arrangement.

Average electric energy market prices were lower during the third quarter of 2004 as compared to the same period in the prior year. The average price of electricity under the Partnership’s power purchase agreements, average natural gas resale prices and the average price of natural gas under the Partnership’s firm gas supply agreements were higher during the third quarter of 2004 as compared to the same period in the prior year. The Partnership cannot predict whether these trends will continue for the remainder of 2004.

During the beginning of the fourth quarter of 2004, the Partnership performed a three-week planned major maintenance outage on a portion of Unit 2, as compared to the performance of a one-week planned non-major maintenance outage on a portion of Unit 2 during the fourth quarter of 2003. The Partnership does not expect the lower volumes of electric energy available for delivery and higher volumes of natural gas available for resale resulting from the longer outage duration to negatively impact operating revenues during the fourth quarter of 2004. At the same time, due to the expanded scope of the planned maintenance outage the Partnership expects maintenance expenses to be higher in the fourth quarter of 2004, as compared to the same period in the prior year. However, the Partnership does not expect the cost of planned major maintenance during the fourth quarter of 2004 to have a significant impact on cash flows used in operations, as the majority of these expenditures will be funded from the Major Maintenance Reserve Fund established under the Partnership’s financing documents.

The Partnership has been engaged in discussions with certain of its fuel suppliers regarding the extension or replacement of the related firm natural gas supply agreements in order to meet the Gas Contract Extension Conditions (defined herein) under the Partnership’s financing documents so as to prevent the requirement of deposits into the Gas Contract Extension Fund (defined herein), and thus prevent the resulting restriction on the Partnership’s ability to make distributions to its partners after December 26, 2004. In connection with these discussions, on November 12, 2004, the Partnership entered into a new agreement with one of its fuel suppliers. See Part II, Item 5., Other Information, for a description of the Partnership’s actions with respect to the extension or replacement of its firm natural gas supply agreements.

Relationship with National Energy & Gas Transmission, Inc. (“NEGT”)

NEGT owns an indirect interest in the Partnership and its wholly owned subsidiary, Selkirk Cogen Funding Corporation. NEGT manages the Partnership through its indirect, wholly owned subsidiaries, JMC Selkirk, Inc., the Partnership’s managing general partner, and JMCS I Management, Inc., the Partnership’s project management firm. Prior to October 29, 2004, NEGT was an indirect subsidiary of PG&E Corporation.

On July 8, 2003, NEGT and certain subsidiaries voluntarily filed petitions for relief under the provisions of Chapter 11 of the U.S. Bankruptcy Code (collectively, the “NEGT Bankruptcy”) in the Greenbelt Division of the United States Bankruptcy Court for the District of Maryland (the “Bankruptcy Court”). The subsidiaries that voluntarily filed petitions and were disclosed in previous reports as related parties of the Partnership with which it engaged in transactions are: NEGT Energy Trading-Power, L.P. and NEGT Energy Trading–Gas Corporation. There were no amounts due to or from these subsidiaries at September 30, 2004.

None of the Partnership or its NEGT affiliated partners (JMC Selkirk, Inc. and PentaGen Investors, L.P.) were parties to the NEGT Bankruptcy. The NEGT Bankruptcy did not have a material adverse impact on the Partnership’s operations.

On February 26, 2004, NEGT filed with the Bankruptcy Court its Third Amended Plan of Reorganization and the related Disclosure Statement. A Modified Third Amended Plan of Reorganization (the “POR”) was confirmed by order of the Bankruptcy Court on May 3, 2004. The POR contemplated that NEGT would retain and continue to operate its power generation and pipeline businesses unless they were sold. On October 29, 2004, the POR became effective and NEGT emerged from bankruptcy. Pursuant to the POR, NEGT completed its separation from PG&E Corporation and will issue new debt securities and common stock to its creditors.

NEGT announced on September 15, 2004, that it had entered into a definitive purchase agreement with GS Power Holdings II LLC, a wholly owned subsidiary of The Goldman Sachs Group, Inc. (the “GS Power Agreement”), to acquire NEGT’s equity interests in 12 power plants and a natural gas pipeline, including NEGT’s indirect ownership interests in the Partnership. The GS Power Agreement resulted from a multi-round bankruptcy court-sanctioned auction bidding process in which GS Power Holdings II LLC was the winning bidder. As a result, the purchase agreement between NEGT and Denali Power, LLC previously disclosed in a Quarterly Report on Form 10-Q for the quarter ended June 30, 2004 will ultimately be terminated prior to the consummation of the sale under the GS Power Agreement. On September 23, 2004, the Bankruptcy Court issued an order approving the GS Power Agreement. NEGT expects the transaction, which is subject to certain regulatory and third party approvals, to close in the first quarter of 2005. The Goldman Sachs Group, Inc., through its ownership of Cogentrix Energy, Inc. already owns indirect beneficial interests in the Partnership through the general partner interest of JMC Selkirk, Inc. and limited partner interests of JMC Selkirk, Inc. and PentaGen Investors, L.P.

NEGT’s indirect ownership interest in the general partner interest of JMC Selkirk, Inc. and the limited partner interests of JMC Selkirk, Inc. and PentaGen Investors, L.P. in the Partnership are included within the sale as contemplated by the GS Power Agreement (the “GS Power Sale”). NEGT’s indirect ownership interest in JMCS I Management, Inc. is also included in the GS Power Sale. As presently contemplated, the GS Power Sale, if consummated, is not expected to alter the ability of JMC Selkirk, Inc. or JMCS I Management, Inc. to manage the Partnership.

Results of Operations

The following tables sets forth operating revenue and related data for the three and nine months ended September 30, 2004 and 2003 (dollars and volumes in millions).

	Three Months Ended September 30,
	2004		2003
	Volume	Dollars	Volume	Dollars
Dispatch factor(1):
Unit 1	90.5%		96.2%
Unit 2	100.0%		98.2%
Capacity factor(2):
Unit 1	80.2%		82.3%
Unit 2	97.3%		97.1%
Electric and steam revenues:
Unit 1 (Kwh)	141.6	$19.1	145.2	$19.2
Unit 2 (Kwh)	569.5	47.1	568.0	43.1
Steam (lbs)	279.7	(0.5)	308.6	—

Total electric and steam revenues		65.7		62.3
Fuel revenues:
Gas resales (mmbtu)	0.2	1.2	0.2	0.8
Gas transportation optimizations (mmbtu)	—	0.2	0.3	1.5
Peak shaving arrangements (mmbtu)	—	—	—	—

Total fuel revenues		1.4		2.3

Total operating revenues		$67.1		$64.6

	Nine Months Ended September 30,
	2004		2003
	Volume	Dollars	Volume	Dollars
Dispatch factor(1):
Unit 1	86.6%		96.9%
Unit 2	97.9%		90.9%
Capacity facto(2):
Unit 1	79.5%		89.5%
Unit 2	93.3%		88.8%
Electric and steam revenues:
Unit 1 (Kwh)	417.7	$54.2	468.9	$56.4
Unit 2 (Kwh)	1,625.3	135.4	1,540.9	128.5
Steam (lbs)	1,085.2	0.4	996.7	—

Total electric and steam revenues		190.0		184.9
Fuel revenues(3):
Gas resales (mmbtu)	0.9	6.0	1.4	8.3
Gas transportation optimizations (mmbtu)	—	0.3	0.5	3.1
Peak shaving arrangements (mmbtu)	0.6	9.0	0.2	2.5

Total fuel revenues		15.3		13.9

Total operating revenues		$205.3		$198.8

(1) The “capacity factor” of Unit 1 and Unit 2 is the amount of energy produced by each Unit in a given time period expressed as a percentage of the total contract capability amount of potential energy production in that time period.

(2) The “dispatch factor” of Unit 1 and Unit 2 is the number of hours scheduled for electric delivery (regardless of output level) in a given time period expressed as a percentage of the total number of hours in that time period.

(3) Certain reclassifications have been made to fuel revenues for the nine months ended September 30, 2004 to conform to the basis of presentation for the three months ended September 30, 2004.

Three Months Ended September 30, 2004 Compared to the Three Months Ended September 30, 2003

Overall Results

Net income was $15.6 million for the third quarter of 2004, an increase of $2.1 million from the same period in the prior year. This increase was primarily due to higher electric revenues from sales of other energy-related products.

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

Operating revenues were $67.1 million for the third quarter of 2004, an increase of $2.5 million from the same period in the prior year. This increase was primarily due to higher electric revenues. Electric revenues increased by $3.9 million in the third quarter of 2004 primarily due to escalation in the Con Edison contract capacity payment, higher fuel index pricing in the Con Edison contract price for delivered energy and sales of other energy-related products.

Cost of Revenues

The cost of revenues was $43.4 million for the third quarter of 2004, an increase of $1.2 million from the same period in the prior year. This increase was primarily due to higher fuel costs. Fuel costs increased by $1.2 million in the third quarter of 2004 primarily due to the higher price of natural gas under the firm gas supply agreements.

Nine Months Ended September 30, 2004 Compared to the Nine Months Ended September 30, 2003

Overall Results

Net income was $44.2 million for the nine months ended September 30, 2004, an increase of $6.1 million from the same period in the prior year. This increase was primarily due to higher electric revenues from sales of other energy-related products and higher fuel revenues under the peak shaving arrangement.

The nine months ended September 30, 2003 included a net loss for the cumulative effect of a change in accounting principle of $53 thousand. The cumulative effect was based on the Partnership’s adoption as of January 1, 2003, of Statement of Financial Accounting Standards (“SFAS”) No. 143, Accounting for Asset Retirement Costs (see Note 2 to the Notes to Consolidated Financial Statements).

Certain reclassifications have been made to fuel revenues and fuel costs in the consolidated statement of operations for the nine months ended September 30, 2004 to conform to the basis of presentation for three months ended September 30, 2004.

The following highlights the principal changes in operating revenues and operating expenses.

Operating Revenues

Operating revenues were $205.3 million for the nine months ended September 30, 2004, an increase of $6.5 million from the same period in the prior year. This increase was primarily due to higher electric and fuel revenues. Electric revenues increased by $4.7 million primarily due to escalation in the Con Edison contract capacity payment and sales of other energy-related products. Fuel revenues increased by $1.4 million primarily due to the higher volume and price of natural gas sold under the peak shaving arrangement, partially offset by lower gas transportation optimizations. Beginning in the second quarter of 2004, the net effect of certain gas transportation optimizations are recorded in cost of revenues due to a change in the terms and conditions of these transactions.

Cost of Revenues

The cost of revenues was $135.9 million for the nine months ended September 30, 2004, an increase of $2.0 million from the same period in the prior year. This increase was primarily due to higher maintenance costs. Maintenance costs increased by $1.3 million primarily due to the expanded scope of planned maintenance on the Facility. During the second quarter of 2004, a planned major maintenance outage was performed on a portion of Unit 1, as compared to the performance of a planned non-major maintenance outage on a portion of Unit 2 during the same period in the prior year.

Liquidity and Capital Resources

Sources of Cash

Net cash provided by operating activities was $27.4 million for the third quarter of 2004, an increase of $4.0 million from the same period in the prior year. This increase is primarily due to higher net income resulting from higher electric revenues from sales of other energy-related products. Net cash provided by operating activities was $60.3 million for the nine months ended September 30, 2004, an increase of $5.1 million from the same period in the prior year. This increase is primarily due to higher net income resulting from higher electric revenues from sales of other energy-related products and higher fuel revenues under the peak shaving arrangement.

The Partnership believes, based on current conditions and circumstances, it will have sufficient cash flows from operations to fund existing debt obligations and operating costs during 2004.

Credit Agreement

The Partnership has available for its use a credit agreement, as amended (the “Credit Agreement”), with a maximum available credit (including both outstanding letters of credit and working capital loans) of $10.0 million. Effective June 30, 2004, the Credit Agreement was amended to extend the expiration date from August 8, 2005 to June 30, 2007. Outstanding balances of working capital loans under the Credit Agreement bear interest at a base rate with principal and interest payable monthly in arrears. The base rate under the Credit Agreement is the greater of (i) a rate equal to the sum of the federal funds rate plus 0.50%, and (ii) the prime rate publicly announced by Citizens Bank of Massachusetts. The Credit Agreement is available to the Partnership for the purposes of meeting letter of credit requirements under various fuel–related contracts and for meeting working capital requirements. As of September 30, 2004, a letter of credit in the amount of approximately $2.9 million has been issued and there were no amounts drawn under such letter of credit and no balances outstanding under the working capital arrangement.

Credit Ratings

On September 17, 2004, Moody’s Investors Service (“Moody’s”) issued a credit opinion confirming Selkirk Cogen Funding Corporation’s senior secured debt rating at Baa3 with a stable rating outlook. In this credit opinion, Moody’s stated that the rating considers the September 15, 2004 announcement by NEGT concerning the GS Power Agreement, which includes NEGT’s indirect ownership in the Partnership.

On September 24, 2004 Standard and Poor’s (“S&P”) issued a bulletin stating it does not expect the recent announcement by NEGT concerning the GS Power Agreement to affect the rating on the senior secured debt of Selkirk Cogen Funding Corporation. That rating is currently BBB- with a stable rating outlook. S&P also stated that it was analyzing the possible effects of the proposed ownership change on the Partnership.

Uses of Cash

Net cash used in investing activities of $26.7 million for the third quarter of 2004 was comparable to the same period in the prior year. Net cash used in investing activities was $23.9 million for the nine months ended September 30, 2004, a decrease of $3.3 million from the same period in the prior year. This decrease is primarily due to a payment from the Major Maintenance Reserve Fund for the purchase of spare parts.

Net cash used in financing activities was $1.0 million for the third quarter of 2004, a decrease of $1.1 million from the same period in the prior year. This decrease is primarily due to less cash becoming available for distribution to the Partners. Net cash used in financing activities was $37.5 million for the nine months ended September 30, 2004, an increase of $8.3 million from the same period in the prior year. This increase is primarily due to additional cash becoming available for distribution to the Partners and higher principal payments on long-term debt.

Gas Contract Extension Fund

Under the Partnership’s financing agreements, deposits will be required into a gas contract extension fund (“Gas Contract Extension Fund”) if the Partnership has not satisfied certain conditions with respect to the extension or replacement of the Partnership’s firm gas supply agreements by December 26, 2004 (the “Gas Contract Extension Conditions”). If the Gas Contract Extension Fund is required, after December 26, 2004, cash otherwise available for deposit into the Partnership Distribution Fund and subsequent distribution to the Partners will be deposited into the Gas Contract Extension Fund until the balance of the Gas Contract Extension Fund is sufficient to fund all of the scheduled principal payments on the Partnership’s bonds from June 26, 2010 through June 26, 2012. The Gas Contract Extension Fund will cease to be required if the Partnership satisfies the Gas Contract Extension Conditions at any time after December 26, 2004. See Part II, Item 5., Other Information, for a description of the Partnership’s actions with respect to the extension or replacement of its firm natural gas supply agreements.

Extraordinary Optional Redemption

The Partnership’s bonds are subject to extraordinary optional redemption by Selkirk Cogen Funding Corporation (“the Funding Corporation”), in whole, at a redemption price equal to 103.5% of the principal amount thereof plus accrued interest to the date of such redemption, if the Partnership, after using commercially reasonable efforts, has not satisfied the Gas Contract Extension Conditions by December 26, 2004 (“Extraordinary Optional Redemption”). Under such circumstances, the Funding Corporation will be entitled to make this optional redemption at any time during the one-year period from March 26, 2005 through March 25, 2006.

Significant Contractual Payment Obligations

Since December 31, 2003, the Partnership has not committed to any new significant contractual payment obligations of the types described under the caption “Liquidity and Capital Resources”, Contractual Payment Obligations contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, of the Partnership’s December 31, 2003 Annual Report on Form 10-K.

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

The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. There were no new variable interest entities created by the Partnership between February 1, 2003 and September 30, 2004. The Partnership is non-public entity as defined by the interpretation. As a non-public entity, the consolidation requirements related to entities or arrangements existing before February 1, 2003 are effective January 1, 2005. The Partnership has not identified any arrangements with potential VIEs. The Partnership will continue to evaluate its arrangements for potential FIN 46R application effective January 1, 2005. The Partnership does not expect that implementation of this interpretation will have a significant impact on its consolidated financial statements.

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

ITEM 4. CONTROLS AND PROCEDURES

An evaluation of the disclosure controls and procedures of the Partnership and Funding Corporation as of September 30, 2004 has been conducted under the supervision and with the participation of the principal executive officer and principal financial officer of both JMC Selkirk, Inc. (as Managing General Partner of the Partnership) and the Funding Corporation. Based on that evaluation, such officers have concluded that, as of such date, the disclosure controls and procedures of the Partnership and Funding Corporation are effective, in that they provide reasonable assurance that such officers are alerted on a timely basis to material information that is required to be included in the Partnership’s and Funding Corporation’s periodic filings under the Securities and Exchange Act of 1934, as amended.

During the quarter ended September 30, 2004, no changes occurred in the Partnership’s or Funding Corporation’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Partnership’s or Funding Corporation’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Firm Natural Gas Supply Agreements

The Partnership has been engaged in discussions with certain of its fuel suppliers regarding the extension or replacement of the related firm natural gas supply agreements in order to meet the Gas Contract Extension Conditions under the Partnership’s financing documents so as to prevent the requirement of deposits into the Gas Contract Extension Fund, and thus prevent the resulting restriction on the Partnership’s ability to make distributions to its partners after December 26, 2004. See Part I, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Gas Contract Extension Fund, for a description of the Gas Contract Extension Fund.

In connection with these discussions, on November 12, 2004 the Partnership entered into a new agreement (the “Additional Agreement”) with Canadian Forest Oil Ltd. (formerly, Producers Marketing Ltd.), one of its fuel suppliers, to replace the volumes of natural gas currently being provided by such supplier under its existing firm natural gas supply agreement when the agreement expires on October 31, 2009 (the “Expiration Date”). The initial term of the Additional Agreement commences on November 1, 2004 and ends on the Expiration Date, and the subsequent term extends from November 1, 2009 through October 31, 2014. The Additional Agreement does not include a minimum contract volume purchase obligation and effectively eliminates the Partnership’s minimum contract volume purchase obligation under the existing firm natural gas supply agreement; provides for additional volumes of gas supply to be available for purchase at the option of the Partnership; and includes additional pricing provisions for all quantities of gas purchased from the fuel supplier.

The Partnership is continuing its discussions with two other fuel suppliers regarding the extension or replacement of their respective firm natural gas supply agreements with the Partnership. The firm natural gas supply agreement with the Partnership’s fourth fuel supplier contains a provision that would allow the Partnership, at its option, to elect to extend the term of the agreement. Management of the Partnership expects to defer exercising this extension option until it has further information about the status of the Partnership’s discussions with the other two fuel suppliers and can evaluate the prospects for the Partnership’s satisfaction of the Gas Contract Extension Conditions, as well as the availability of the Extraordinary Optional Redemption. See Part I, Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Extraordinary Optional Redemption, for a description of this optional redemption provision.

ITEM 6. EXHIBITS

Exhibit No.	Description of Exhibit
10.1	Base Contract for Sale and Purchase of Natural Gas, dated as of November 1, 2004, between Selkirk Cogen Partners, L.P. and Canadian Forest Oil Ltd.

31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

Omitted from this Part II are items which are not applicable or to which the answer is negative for the periods covered.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned thereunto duly authorized.

SELKIRK COGEN PARTNERS, L.P.

By: JMC SELKIRK, INC.,
Managing General Partner

Date: November 12, 2004	/s/ J. TRACY MEY
Name: J. Tracy Mey
Title: Controller and Chief Accounting Officer

SELKIRK COGEN FUNDING CORPORATION

Date: November 12, 2004	/s/ J. TRACY MEY
Name: J. Tracy Mey
Title: Controller and Chief Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description of Exhibit
10.1	Base Contract for Sale and Purchase of Natural Gas, dated as of November 1, 2004, between Selkirk Cogen Partners, L.P. and Canadian Forest Oil Ltd.

31.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

31.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

31.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

31.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 302 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.1	Certification of Principal Executive Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.2	Certification of Principal Financial Officer of JMC Selkirk, Inc., as Managing General Partner of Selkirk Cogen Partners, L.P., pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.3	Certification of Principal Executive Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004

32.4	Certification of Principal Financial Officer of Selkirk Cogen Funding Corporation, pursuant to Section 906 of the Sarbanes — Oxley Act of 2002 dated November 12, 2004